Form 10-Q
period 1994-12-31
THERMO PROCESS SYSTEMS INC
filed 1995-02-06
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                  --------------------------------------------
                                    FORM 10-Q

   (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            December 31, 1994.

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934.

                          Commission File Number 1-9549


                           THERMO PROCESS SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-2925807
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   12068 Market Street
   Livonia, Michigan                                                     48150
   (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (617) 622-1000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days. Yes [ X ] No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                Outstanding at January 27, 1995
        ----------------------------   -------------------------------
        Common Stock, $.10 par value               17,165,190
PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of December 31, 1994 and April 2, 1994 (In thousands)

                                                      December 31,  April 2,
                                                              1994      1994
                                                      ------------  --------
   Current Assets:
    Cash and cash equivalents                             $ 43,564  $ 15,976
    Short-term available-for-sale investments,
     at quoted market value (amortized cost
     of $5,834 and $22,483) (includes $812
     and $3,371 of related party debentures)                 5,992    23,123
    Accounts receivable, less allowances of
     $3,229 and $3,260                                      21,273    18,513
    Unbilled contract costs and fees                         9,811     9,394
    Inventories:
     Raw materials and supplies                              1,967     1,908
     Work in process                                           421       485
    Prepaid expenses                                         3,405     2,091
    Prepaid and refundable income taxes                      2,283     2,081
                                                          --------  --------
                                                            88,716    73,571
                                                          --------  --------

   Property, Plant and Equipment, at Cost                   74,424    62,226

    Less:  Accumulated depreciation and amortization        32,806    29,776
                                                          --------  --------
                                                            41,618    32,450
                                                          --------  --------
   Long-term Available-for-sale Investments,
    at Quoted Market Value (amortized cost
    of $10,690 and $11,543)                                 10,390    11,438
                                                          --------  --------
   Other Assets                                             11,545     5,265
                                                          --------  --------
   Cost in Excess of Net Assets of Acquired Companies
    (Note 4)                                                37,689    32,710
                                                          --------  --------
                                                          $189,958  $155,434
                                                          ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of December 31, 1994 and April 2, 1994 (In thousands except share amounts)

                                                      December 31,  April 2,
                                                              1994      1994
                                                      ------------  --------
   Current Liabilities:
    Accounts payable                                      $  7,912  $  6,152
    Notes payable (includes $4,000 due to parent
     company)                                                4,982       975
    Billings in excess of revenues earned                    2,162     1,997
    Accrued contract costs and billings in excess
     of contract revenues                                      557       578
    Accrued payroll and employee benefits                    5,101     5,010
    Accrued and current deferred income taxes                1,440       263
    Other accrued expenses                                   6,486     4,419
    Due to parent company                                    3,440     2,565
                                                          --------  --------
                                                            32,080    21,959
                                                          --------  --------
   Deferred Income Taxes                                     1,882     2,167
                                                          --------  --------
   Long-term Obligations:
    6 1/2% Subordinated convertible debentures              18,547    18,547
    Other (includes $15,000 due to parent company)          15,538       185
                                                          --------  --------
                                                            34,085    18,732
                                                          --------  --------
    Minority Interest                                       55,643    50,017
                                                          --------  --------
    Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
      shares authorized; 17,414,322 and 17,254,026
      shares issued                                          1,741     1,725
     Capital in excess of par value                         46,923    46,456
     Retained earnings                                      20,663    17,612
     Treasury stock at cost, 249,132 and
      267,371 shares                                        (3,030)   (2,911)
     Cumulative translation adjustment                          55      (669)
     Net unrealized gain (loss) on available-for-sale
      investments                                              (84)      346
                                                          --------  --------
                                                            66,268    62,559
                                                          --------  --------
                                                          $189,958  $155,434
                                                          ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (b)Consolidated Statement of Income for the three months ended December 31, 1994 and January 1, 1994 (In thousands except per share amounts)

                                                         Three Months Ended
                                                     ------------------------
                                                     December 31,  January 1,
                                                             1994        1994
                                                     ------------   ---------
   Revenues:
    Service revenues                                      $30,642     $24,012
    Product revenues                                        4,029       3,210
                                                          -------     -------
                                                           34,671      27,222
                                                          -------     -------
   Costs and Operating Expenses:
    Cost of service revenues                               22,901      18,291
    Cost of product revenues                                3,289       3,019
    Selling, general and administrative expenses            5,272       6,023
    New business development expenses                         287         175
    Costs associated with divisional restructuring              -       2,661
                                                          -------     -------
                                                           31,749      30,169
                                                          -------     -------

   Operating Income (Loss)                                  2,922      (2,947)

   Gain on Issuance of Stock by Subsidiaries (Note 3)         161       3,637
   Interest Income                                            778         435
   Interest Expense (includes $206 for note to
    parent company in fiscal 1995)                           (559)       (327)
   Gain on Sale of Related Party Debentures                   138           -
                                                          -------     -------
   Income Before Income Taxes and Minority Interest         3,440         798
   Income Tax (Provision) Benefit                            (902)      1,258
   Minority Interest Expense                               (1,396)       (975)
                                                          -------     -------
   Net Income                                             $ 1,142     $ 1,081
                                                          =======     =======
   Earnings per Share                                     $   .07     $   .06
                                                          =======     =======
   Weighted Average Shares                                 17,155      16,867
                                                          =======     =======




   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (b)Consolidated Statement of Income for the nine months ended December 31, 1994 and January 1, 1994 (In thousands except per share amounts)

                                                         Nine Months Ended
                                                     ------------------------
                                                     December 31,  January 1,
                                                             1994        1994
                                                     ------------  ----------
   Revenues:
    Service revenues                                      $83,994     $69,480
    Product revenues                                       10,556      10,960
    Contract revenues from related party                        -         776
                                                          -------     -------
                                                           94,550      81,216
                                                          -------     -------

   Costs and Operating Expenses:
    Cost of service revenues                               61,860      52,414
    Cost of product revenues                                8,806       9,626
    Cost of contract revenues from related party                -         776
    Selling, general and administrative expenses           16,769      15,881
    New business development expenses                         643         175
    Costs associated with divisional restructuring              -       2,661
                                                          -------     -------
                                                           88,078      81,533
                                                          -------     -------

   Operating Income (Loss)                                  6,472        (317)

   Gain on Issuance of Stock by Subsidiaries (Note 3)       1,058       4,239
   Interest Income                                          2,203       1,426
   Interest Expense (includes $480 for note to
    parent company in fiscal 1995)                         (1,519)     (1,037)
   Gain on Sale of Investments (includes $746 on sale
    of related party debentures in fiscal 1995)               749         645
                                                          -------     -------
   Income Before Income Taxes, Minority
    Interest and Cumulative Effect of Change
    in Accounting Principle                                 8,963       4,956
   Income Tax (Provision) Benefit                          (1,978)        580
   Minority Interest Expense                               (3,934)     (3,062)
                                                          -------     -------
   Income Before Cumulative Effect of
    Change in Accounting Principle                          3,051       2,474
   Cumulative Effect of Change in Accounting Principle          -         500
                                                          -------     -------
   Net Income                                             $ 3,051     $ 2,974
                                                          =======     =======
   Earnings per Share Before Cumulative Effect of
    Change in Accounting Principle                        $   .18     $   .15
                                                          =======     =======
   Earnings per Share                                     $   .18     $   .18
                                                          =======     =======
   Weighted Average Shares                                 17,099      16,825
                                                          =======     =======
   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (c)Consolidated Statement of Cash Flows for the nine months ended December 31, 1994 and January 1, 1994 (In thousands)

                                                          Nine Months Ended
                                                     ------------------------
                                                     December 31,  January 1,
                                                             1994        1994
                                                     ------------  ----------
   Operating Activities:
    Net income                                            $  3,051   $  2,974
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Costs associated with divisional restructuring             -      2,661
      Cumulative effect of change in
       accounting principle                                      -       (500)
      Depreciation and amortization                          5,507      4,476
      Minority interest expense                              3,934      3,062
      Provision for losses on accounts receivable              148         20
      Other noncash expenses                                   371          6
      Gain on issuance of stock by
       subsidiaries (Note 3)                                (1,058)    (4,239)
      Gain on sale of investments                             (749)      (645)
      Changes in current accounts, excluding the
       effects of acquisitions:
        Accounts receivable                                 (1,629)    (2,362)
        Inventories and unbilled contract
         costs and fees                                        (66)    (1,089)
        Other current assets                                (1,177)        41
        Current liabilities                                  1,695      1,278
      Other                                                      -         65
                                                          --------   --------
          Net cash provided by operating activities         10,027      5,748
                                                          --------   --------
   Investing Activities:
    Acquisitions, net of cash acquired (Note 4)            (17,786)    (2,650)
    Proceeds from sales and maturities of
     available-for-sale investments                         18,250          -
    Increase in short-term investments                           -     (3,832)
    Purchases of property, plant and equipment              (4,524)    (5,518)
    Proceeds from sale of property, plant and
     equipment                                                  61        222
    Purchase of other assets                                  (445)      (273)
                                                          --------   --------
          Net cash used in investing activities             (4,444)   (12,051)
                                                          --------   --------
   Financing Activities:
    Environmental Services Businesses transfer
     of cash to Thermo Instrument (Note 2)                       -     (1,772)
    Issuance of note receivable                               (700)         -
    Proceeds from issuance of Company and
     subsidiaries common stock                               3,865     14,931
    Issuance of notes to parent company                     19,000          -
    Dividends paid by subsidiaries to minority
     shareholders                                             (343)      (180)
    Other                                                     (144)       (89)
                                                          --------   --------
          Net cash provided by financing activities       $ 21,678   $ 12,890
                                                          --------   --------

                                        6PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (c)Consolidated Statement of Cash Flows for the nine months ended December 31, 1994 and January 1, 1994 (continued) (In thousands)

                                                          Nine Months Ended
                                                     ------------------------
                                                     December 31,  January 1,
                                                             1994        1994
                                                     ------------  ----------

   Exchange Rate Effect on Cash                           $    327   $   (368)
                                                          --------   --------

   Increase in Cash and Cash Equivalents                    27,588      6,219
   Cash and Cash Equivalents at Beginning of Period         15,976     19,165
                                                          --------   --------
   Cash and Cash Equivalents at End of Period             $ 43,564   $ 25,384
                                                          ========   ========

   Cash Paid For:
    Interest                                              $  1,168   $  1,227
    Income taxes                                          $  1,461   $    787

   Noncash Activities:
    See Note 2 for discussion of the environmental services joint venture.










   The accompanying notes are an integral part of these consolidated financial statements.




















                                        7PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - December 31, 1994


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Process Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended December 31, 1994 and January 1, 1994, (b) the financial position at December 31, 1994, and (c) the cash flows for the nine-month periods ended December 31, 1994 and January 1, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of April 2, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1994, filed with the Securities and Exchange Commission.


   2.   Joint Venture

        As more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1994, the Company entered into an agreement, effective April 4, 1994, with Thermo Instrument Systems Inc. (Thermo Instrument), another public subsidiary of Thermo Electron Corporation (Thermo Electron), establishing an environmental services joint venture called Thermo Terra Tech.

        Because the Company and the environmental services businesses contributed to the joint venture by Thermo Instrument (the Environmental Services Businesses) were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical financial information was restated at fiscal year-end 1994 to include the accounts and operations of the Environmental Services Businesses. For periods presented prior to April 4, 1994, amounts earned by the Environmental Services Businesses have been allocated to Thermo Instrument through minority interest expense in the accompanying financial statements.


   3.   Transactions in Stock of Subsidiaries

        On September 30, 1994, the Company's J. Amerika N.V. subsidiary completed a private placement in Europe of 547,000 shares of its common stock, at $3.75 per share. Net proceeds from the sale were $1,917,000, resulting in a gain of $668,000. On October 24, 1994, the Company's J. Amerika N.V. subsidiary completed a private placement in Europe of 153,331

                                        8PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - December 31, 1994
        (continued)

   3.   Transactions in Stock of Subsidiaries (continued)

   shares of its common stock, at $3.75 per share. Net proceeds from the sale were $506,000, resulting in a gain of $161,000. As of December 31, 1994, the Company owned 65% of the outstanding common stock of J. Amerika N.V.

        On May 25, 1994, the Company's Thermo Remediation Inc. (Thermo Remediation) subsidiary completed a private placement of 50,000 shares of its common stock, at $14.50 per share. Net proceeds from the sale were $715,000, resulting in a gain of $229,000. As of December 31, 1994, the Company owned 65% of the outstanding common stock of Thermo Remediation Inc.


   4.   Acquisition

        On October 13, 1994, the Company's Thermo Remediation subsidiary acquired a soil-remediation facility in South Tacoma, Washington (renamed TPST Washington) from Woodworth & Company, Inc. The purchase price for TPST Washington was $4.6 million in cash less an offset for the value of unprocessed soil on site as of the date of acquisition. The acquisition has been accounted for using the purchase method of accounting, and TPST Washington's results of operations have been included in the accompanying financial statements from the date of acquisition. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company and TPST Washington on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1994.

                                     Three Months Ended  Nine Months Ended
                                     ------------------  -----------------
   (In thousands except              Dec. 31,   Jan. 1,  Dec. 31,  Jan. 1,
   per share amounts)                     1994      1994      1994     1994
   ------------------------------------------------------------------------
   Revenues                           $34,712   $28,294   $96,184   $84,236
   Income Before Cumulative
    Effect of Change in
    Accounting Principle                1,135     1,180     3,101     2,709
   Earnings per Share Before
    Cumulative Effect of Change
    in Accounting Principle               .07       .07       .18       .16

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1994.


   5.   Letter of Intent

        In November 1994, the Company signed a letter of intent to acquire the outstanding stock of Engineering Technology and Knowledge Corporation,

                                        9PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - December 31, 1994
        (continued)


   5.   Letter of Intent (continued)

   which conducts business as Killam Associates, Inc. (Killam Associates) from Nord Est SA, a French industrial holding company, for a total purchase price equal to approximately (a) $12.5 million in cash and (b) a $28.0 million promissory note, due 1998 with a present value of $22.3 million. The Company also intends to exchange certain outstanding options to purchase Killam Associates' stock for $1.9 million in cash and options to purchase the Company's common stock valued at $6.7 million. To help finance this acquisition, the Company intends to issue to Thermo Electron up to $15.0 million of a promissory note. The Company currently expects to consummate this acquisition by the end of February 1995. Killam Associates is a leading provider of environmental consulting and professional engineering services in selected areas of the United States. Killam Associates' consolidated gross revenues were in excess of $40 million for the year ended December 31, 1994.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Description of Business

        The Company's business is divided into two segments as follows:

   Services

        The Company's majority-owned public subsidiary, Thermo Remediation Inc. (Thermo Remediation), provides soil-remediation services at a network of regional centers that serve customers in more than a dozen states. These soil-remediation centers thermally treat soils to remove and destroy petroleum contamination caused by leaking storage tanks, spills, and other sources. Through Thermo Remediation's November 1993 acquisition of Thermo Fluids, a fluids recovery company based in Arizona, the Company also collects and recycles used motor oil and provides services such as wastewater processing. The Company's majority-owned J. Amerika N.V.
   (J. Amerika) subsidiary is a provider in the Netherlands of underground tank removal and other environmental services. In January 1994, the Company acquired Terra Tech Labs, Inc. (Terra Tech) which specializes in fast-response testing of petroleum-contaminated soils and groundwater. The Company formed an environmental services joint venture, Thermo Terra Tech, effective April 4, 1994. The joint venture is comprised of the Company's Terra Tech subsidiary and the environmental services businesses of Thermo Instrument Systems Inc., which provide environmental science and consulting services, laboratory-based testing, and nuclear-radiation safety services (see Note 2 to Consolidated Financial Statements). In August 1994, Thermo Terra Tech acquired RMC Environmental Services, Inc. (RMC), a Pennsylvania-based environmental consulting and analytical laboratory services firm specializing in environmental science, hydropower consulting, and analytical laboratory services. The Company also performs metallurgical processing services, using thermal-treatment equipment owned by the Company.

                                       10PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Process Systems

        The Company designs, manufactures, and installs advanced custom-engineered thermal-processing systems used in manufacturing to impart desirable metallurgical properties, such as added tensile strength and wear resistance, into treated parts.

   Results of Operations

   Third Quarter Fiscal 1995 Compared With Third Quarter Fiscal 1994

        Total revenues in the third quarter of fiscal 1995 were $34.7 million, compared with $27.2 million in the third quarter of fiscal 1994. Services segment revenues increased 28% to $30.6 million in fiscal 1995 from $24.0 million in fiscal 1994. Revenues from analytical and consulting services increased 27% to $17.8 million in fiscal 1995 from $14.0 million in fiscal 1994. This increase is due to the inclusion of revenues from Terra Tech, which was acquired in January 1994, and RMC, which was acquired by Thermo Terra Tech in August 1994 and, to a lesser extent, revenues generated from a long-term environmental restoration contract for the U.S. Department of Energy's Hanford site. Revenues from the Company's remediation services increased 28% to $9.7 million in fiscal 1995, due primarily to an increase in the volume of soil processed at the Company's soil-remediation centers located in Southern California and Florida and, to a lesser extent, the inclusion of revenues of $.8 million from the October 1994 and November 1993 acquisitions of TPST Washington and Thermo Fluids, respectively. Metallurgical services revenues increased 28% to $3.1 million in fiscal 1995 from $2.4 million in fiscal 1994, due primarily to the Company's transition to nongovernment business applications.

        Process Systems segment revenues were $4.0 million in the third quarter of fiscal 1995, compared with $3.2 million in the third quarter of fiscal 1994. This business segment remains depressed and has encountered significant competition. The Process Systems segment backlog was $4.1 million at December 31, 1994, compared with $6.4 million at October 1, 1994, and $5.6 million a year ago.

        The Company's gross profit margin increased to 24% in the third quarter of fiscal 1995 from 22% in the third quarter of fiscal 1994. The Services segment gross profit margin increased slightly to 25% in fiscal 1995 from 24% in fiscal 1994. The gross profit margin at the metallurgical services operations increased to 10% in fiscal 1995 from a negative 7% in fiscal 1994 as a result of the Company's transition to nongovernment business applications. The gross profit margin from analytical and consulting services remained relatively unchanged at 21% in fiscal 1995, compared with 22% in fiscal 1994. The Process Systems segment gross profit margin increased to 18% in fiscal 1995 from 6% in fiscal 1994, due to more profitable contracts in process during fiscal 1995, compared with fiscal 1994.

        Selling, general and administrative expenses as a percentage of revenues decreased to 15% in the third quarter of fiscal 1995 from 22% in the third quarter of fiscal 1994, due primarily to an increase in total revenues.
                                       11PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Third Quarter Fiscal 1995 Compared With Third Quarter Fiscal 1994
    (continued)

        Net interest income increased to $219,000 in the third quarter of fiscal 1995 from $108,000 in fiscal 1994, primarily as a result of higher average investment balances following private placements and the initial public offering of Thermo Remediation common stock, offset by interest expense on $15.0 million borrowed from Thermo Electron Corporation (Thermo Electron) in May 1994 to fund the Company's investment in Thermo Terra Tech.


   First Nine Months Fiscal 1995 Compared With First Nine Months Fiscal 1994

        Total revenues in the first nine months of fiscal 1995 were $94.6 million, compared with $81.2 million in the first nine months of fiscal 1994. Services segment revenues, excluding contract revenues from related party, increased 21% to $84.0 million in fiscal 1995 from $69.5 million in fiscal 1994. Revenues from analytical and consulting services increased 15% to $48.3 million in fiscal 1995 from $41.9 million in fiscal 1994.
   Revenues from the Company's remediation services increased 35% to $26.8 million in fiscal 1995. Metallurgical services revenues increased to $8.9 million in fiscal 1995 from $7.8 million in fiscal 1994. These increases are due to the reasons discussed in the results of operations for the third quarter.

        "Contract revenues from related party" in fiscal 1994 represents funding under an agreement the Company entered into with Thermo Electron to fund up to $4.0 million of the direct and indirect costs of the Company's development of soil-remediation centers. The Company earned no profit from this funding. As of October 2, 1993, funding under this agreement was completed. Expenses incurred in connection with the development of additional soil-remediation centers subsequent to October 2, 1993, are included in "New business development expenses" in the accompanying statement of income.

        Process Systems segment revenues remained relatively unchanged at $10.6 million in the first nine months of fiscal 1995 and $11.0 million in the first nine months of fiscal 1994.

        The Company's gross profit margin increased to 25% in the first nine months of fiscal 1995 from 23% in the first nine months of fiscal 1994. The Services segment gross profit margin increased to 26% in fiscal 1995 from 25% in fiscal 1994 due to a greater percentage of revenues derived from higher-margin remediation services, despite a lower overall gross profit margin on remediation services. The gross profit margin at the metallurgical services operations increased to 17% in fiscal 1995 from 4% in fiscal 1994 as a result of the Company's transition to nongovernment business applications. The gross profit margin from analytical and consulting services remained relatively unchanged at 22% in fiscal 1995 and 23% in fiscal 1994. The Process Systems segment gross profit margin increased to 17% from 12% in 1994, due to more profitable contracts in process during fiscal 1995, compared with fiscal 1994.
                                       12PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   First Nine Months Fiscal 1995 Compared With First Nine Months Fiscal 1994 (continued)

        Selling, general and administrative expenses as a percentage of revenues decreased to 18% in the first nine months of fiscal 1995 from 20% in the first nine months of fiscal 1994, due primarily to an increase in total revenues.

        During the first nine months of fiscal 1995, the Company's J. Amerika and Thermo Remediation subsidiaries sold shares of common stock in private placements, resulting in gains on issuance of stock by subsidiaries of $829,000 and $229,000, respectively (see Note 3 to Consolidated Financial Statements). During the first nine months of fiscal 1994, the Company's Thermo Remediation subsidiary sold shares of common stock in a private placement and an initial public offering, resulting in gains on issuance of stock by subsidiary of $602,000 and $3,637,000, respectively.

        Net interest income increased to $684,000 in the first nine months of fiscal 1995 from $389,000 in fiscal 1994, due to the reasons discussed in the results of operations for the third quarter.

        The effective tax rates were a provision of 22% in the first nine months of fiscal 1995 and a benefit of 12% in the first nine months of fiscal 1994. These rates were lower than the statutory federal income tax rate due primarily to the fact that no taxes were provided on the minority interest portion of pretax income from the Thermo Terra Tech joint venture and, to a lesser extent, the nontaxable gains on issuance of stock by subsidiaries.

        "Minority interest expense" in the accompanying statement of income represents the portion of the Company's majority-owned subsidiaries' net income allocated to minority shareholders. "Minority interest expense" increased to $3.9 million in the first nine months of fiscal 1995 from $3.1 million in the corresponding period in 1994 due to higher profits at the Company's majority-owned subsidiaries, offset in part by a reduction in the minority ownership interest percentage of Thermo Terra Tech's net income (see Note 2 to Consolidated Financial Statements).

        During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 resulted in a cumulative tax benefit of $500,000.


   Financial Condition

   Liquidity and Capital Resources

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, increased to $56.6 million at December 31, 1994 from $51.6 million at April 2, 1994. Cash, cash equivalents, and short- and long-term available-for-sale investments were $59.9 million at December 31, 1994, compared with $50.5 million at April 2,
                                       13PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Liquidity and Capital Resources (continued)

   1994. Of the $59.9 million balance at December 31, 1994, $54.4 million was held by the Company's majority-owned subsidiaries (including its 51%-owned joint venture, Thermo Terra Tech) and the remainder by the Company and its wholly owned subsidiaries. In May 1994, the Company borrowed $15 million from Thermo Electron to fund the Company's investment in Thermo Terra Tech. The loan from Thermo Electron may be prepaid in whole or in part without penalty and is repayable in full on April 15, 1996. It is Thermo Electron's intention to require the note to be repaid only to the extent that the Company's cash flow and liquidity permit. During the first nine months of fiscal 1995, the Company's Thermo Remediation and Thermo Terra Tech subsidiaries expended $17.8 million, net of cash, for acquisitions. In connection with the financing of acquisitions, Thermo Remediation issued to Thermo Electron a $4,000,000 promissory note due June 1995. In September 1994 and October 1994, the Company's J. Amerika subsidiary completed private placements of its common stock for net proceeds of $2.4 million. In May 1994, the Company's Thermo Remediation subsidiary completed a private placement of its common stock for net proceeds of $.7 million.

        In November 1994, the Company signed a letter of intent to acquire Engineering Technology and Knowledge Corporation, which conducts business as Killam Associates, Inc. (Killam Associates) for $12.5 million in cash and a $28.0 million promissory note, due 1998. The Company also intends to exchange outstanding options to purchase Killam Associates' stock for cash and options to purchase the Company's common stock. To help finance this acquisition, the Company intends to issue to Thermo Electron up to $15.0 million of a promissory note (see Note 5 to Consolidated Financial Statements). Although the Company has no other material capital expenditure commitments, such expenditures will largely be affected by the number of soil-remediation centers and other businesses that can be developed or acquired during the year.


   Part II - Other Information

   Item 1 - Legal Proceedings

        On January 31, 1995, the Company and its majority-owned subsidiary, Thermo Remediation Inc. (TRI), filed a lawsuit in federal district court in Delaware against Recycling Sciences International, Inc. (RSI) requesting a declaratory judgment that six U.S. patents owned by RSI are invalid and not infringed by TRI's soil remediation services and equipment, and asking the court to enjoin RSI from asserting any of these patents against TRI or the Company. The suit follows continued allegations by RSI that TRI's activities in treating petroleum-contaminated soils infringe a number of these patents and an offer of a non-exclusive patent license in return for payments which the Company believes substantially exceed any value of a license. The Company continues to believe that RSI's accusations are unfounded and that the activities of TRI and the Company do not infringe any valid claims of the patents.


                                       14PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.

   Part II - Other Information (continued)

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on the page immediately preceding exhibits.

        (b) Report on Form 8-K

            On December 22, 1994, the Company filed a Current Report on Form 8-K concerning the acquisition of a soil-remediation facility in South Tacoma, Washington from Woodworth & Company, Inc.











































                                       15PAGE

                                                                     Form 10-Q
                                                             December 31, 1994
                           THERMO PROCESS SYSTEMS INC.




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of February 1995.


                                      THERMO PROCESS SYSTEMS INC.



                                      Paul F. Kelleher
                                      ----------------------------
                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      John N. Hatsopoulos
                                      ----------------------------
                                      John N. Hatsopoulos
                                      Vice President and
                                      Chief Financial Officer





























                                       16PAGE

                                  EXHIBIT INDEX



   Exhibit Number    Document                                            Page
   --------------    ------------------------------------------------    ----

        27           Financial Data Schedule