Form 10-K
period 1995-04-01
THERMO PROCESS SYSTEMS INC
filed 1995-06-08
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended April 1, 1995

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                          Commission file number 1-9549

                           THERMO PROCESS SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-2925807
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   12068 Market Street
   Livonia, Michigan                                                     48150
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code:  (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
            Title of each class                          on which registered
        ----------------------------                   -----------------------
        Common Stock, $.10 par value                   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 26, 1995, was approximately $37,269,000.

   As of May 26, 1995, the Registrant had 17,351,555 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Fiscal 1995 Annual Report to Shareholders for the year ended April 1, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 19, 1995, are incorporated by reference into Part III.
PAGE

                                     PART I


   Item 1. Business

   (a)  General Development of Business.

        Thermo Process Systems Inc. (the Company or the Registrant) provides a range of specialized environmental services. The Company provides environmental science and consulting services, laboratory-based testing, and nuclear health and safety services. These services were provided through the Company's Thermo Terra Tech joint venture prior to April 2, 1995. Through the Company's majority-owned, publicly held Thermo Remediation Inc. (Thermo Remediation) subsidiary, the Company operates a network of soil-remediation centers that use thermal processing to remove and destroy petroleum contamination. Through its Thermo Fluids subsidiary, Thermo Remediation also collects and recycles used motor oil and provides services such as wastewater processing. As of April 1, 1995, the Company owned 66% of Thermo Remediation's common stock and holds a $2,650,000 principal amount 3.875% subordinated convertible note due 2000 issued by Thermo Remediation, convertible into shares of Thermo Remediation common stock at a conversion price of $9.83 per share. The Company also provides equipment and services for the automated heat treating of metal parts.

        On February 6, 1995, the Company acquired all of the issued and outstanding capital stock of Engineering, Technology and Knowledge Corporation (ETKC). ETKC's sole subsidiary, Elson T. Killam Associates, Inc. (Killam Associates), is a leading provider of comprehensive environmental consulting and professional engineering services in selected areas of the United States.

        The Company's majority-owned Beheersmaatschappij J. Amerika N.V. (J. Amerika) subsidiary is a provider in the Netherlands of underground tank and other environmental services. On March 29, 1995, J. Amerika acquired the outstanding shares of Refining and Trading Holland B.V., which conducts business under the name North Refinery. North Refinery, located in Delfzijl, Holland, specializes in processing "off-spec" and contaminated petroleum fluids into usable products such as gas oil, diesel oil, and fuel oil. As a result of combining the businesses of J. Amerika and North Refinery, J. Amerika N.V. intends to change its name to Thermo EuroTech N.V. (Thermo EuroTech). As of April 1, 1995, the Company owned 62% of the outstanding common stock of J. Amerika.

        Effective April 2, 1995, the Company agreed to dissolve the Thermo Terra Tech joint venture and to purchase the businesses formerly operated by the joint venture from Thermo Instrument Systems Inc. (Thermo Instrument) for $34.3 million in cash. To finance this transaction, the Company issued to Thermo Electron a $35.0 million promissory note that bears interest at the Commercial Paper Composite Rate plus 25 basis points and is due May 13, 1997.

        On May 10, 1995, the Company acquired substantially all of the assets of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories) for $16.8 million in cash, plus the assumption of $5.4 million in bank indebtedness existing as of the close of acquisition. The purchase price is subject to a post-closing adjustment. Lancaster Laboratories, based in Lancaster, Pennsylvania, is a provider of
                                        2PAGE
   high-quality analytical services to the environmental, food, and pharmaceutical industries.

        The Company was incorporated on May 30, 1986, as an indirect, wholly owned subsidiary of Thermo Electron Corporation (Thermo Electron). Prior to its incorporation, the Company's operations were conducted by two wholly owned subsidiaries of Thermo Electron. As of April 1, 1995, Thermo Electron owned 13,933,591 shares of the common stock of the Company, representing 80% of such stock then outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments and a manufacturer of biomedical products including heart-assist systems and mammography systems, papermaking and recycling equipment, alternative-energy systems, and other specialized products. Thermo Electron also conducts advanced technology research and development.

        Thermo Electron intends, for the foreseeable future, to maintain at least 50% ownership of the Company. During fiscal 19951, Thermo Electron purchased 794,430 shares of the Company's common stock in the open market at a total price of $6,466,000.

   (b)  Financial Information About Industry Segments.

        The Company conducts business in the environmental services industry segment. The Company provides environmental science and engineering services, laboratory-based testing, and nuclear health and safety services. The Company also provides environmental services for the remediation and testing of petroleum-contaminated soils and groundwater and for waste-fluids recycling, as well as specialized metallurgical-processing services. In addition, the Company designs, manufactures, and installs advanced custom-engineered thermal-processing systems used in manufacturing to impart desirable metallurgical properties, such as added tensile strength and wear resistance, into treated parts.

   (c)  Description of Business.

        (i) Principal Products and Services

   Environmental Analysis and Field Services

        The Company provides two broad types of environmental analysis and field services: environmental and radiochemical analysis, and environmental science and consulting services.

        Environmental and Radiochemical Analysis Services. Through a network of facilities in the United States, the Company provides comprehensive laboratory-based environmental testing, analysis, and related services to detect and measure hazardous wastes and radioactive materials. Each of the laboratories in the Company's network has developed specializations, and samples obtained by one laboratory can be shipped to the specialists in the network for analysis, enabling the network to provide a full complement of analytical and testing services.

        Analytical laboratory services consist of a comprehensive range of analytical tests to detect and measure organic contaminants, inorganic contaminants, and radioactive materials in samples of soil, water, air, industrial wastes, and biological materials. In addition, the

   1 References to fiscal 1995, 1994, and 1993 herein are for the fiscal years ended April 1, 1995, April 2, 1994, and April 3, 1993, respectively.
                                        3PAGE

        Company's analytical laboratories have the capability to analyze "mixed wastes," which are hazardous wastes that also are radioactive. The handling of mixed wastes requires special testing procedures and facilities, including a license from the Nuclear Regulatory Commission or its designees to accept shipments of such materials. The Company also has established detailed procedures and strict operating standards to ensure consistent performance and to allow it to participate in the Environmental Protection Agency's (EPA) Contract Laboratory Program (CLP). The EPA, through the CLP, solicits bids on a competitive basis from commercial laboratories to perform testing and analysis.

        The Company is a provider of radiation and nuclear health physics services, including site surveys for radioactive materials, on-site samples and analysis in support of decontamination programs, and dosimetry services to measure personnel exposure. As part of its on-site services, Company personnel usually perform a preliminary survey using portable radiation-detection equipment. As a result of this survey, samples are taken at critical locations and are then analyzed radiometrically and radiochemically in a mobile laboratory facility at the site or at one of the Company's laboratories. This data is then used to plan cleanup operations. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's (DOE) Formerly Utilized Sites Remedial Action Program and Surplus Facilities Management Program. The Company also supplies reusable thermoluminescent dosimeter badges. These badges, worn by personnel working in areas where radioactive material may be present, are periodically returned to the Company for processing to determine the level of radiation exposure.

        Environmental Science and Engineering Services. Environmental science services include the preparation of environmental impact studies, which are used to predict the environmental effects of a given activity. The Company provides these services through several offices located along the eastern seaboard of the United States. Typically, the Company's customers require an environmental study to meet the standards of a monitoring program or to obtain construction or operating permits. For example, the Company studies the impact of thermal pollution from nuclear power plants and the effects of hydroelectric power plant construction on fish populations. The Company also monitors soil around landfills for toxic contaminants, underground storage tanks, and ambient air conditions for siting and permit applications.

        In addition, the Company provides a wide range of environmental consulting services to private- and public-sector clients. These services include the design and inspection of water supply and wastewater treatment facilities; investigations of different methods to clean up hazardous waste sites; assistance in obtaining government permits; transportation-related and similar types of infrastructure engineering, survey, and land-use planning; and support services which include mechanical, electrical, and structural engineering.

        On February 6, 1995, the Company acquired all of the issued and outstanding capital stock of ETKC from Nord Est S.A. The purchase price for ETKC's stock was (a) $12.5 million in cash and (b) a zero coupon note, payable in February and May 1998, with a face value of $28 million and a present value of $22.3 million as of the acquisition closing date. The Company also exchanged certain outstanding options
                                        4PAGE
        to purchase Killam Associates' stock for $1.9 million in cash and options to purchase the Company's common stock, which options were valued at $6.9 million. To help finance this acquisition, the Company issued to Thermo Electron a $38 million promissory note, due 1997. ETKC's sole subsidiary, Killam Associates, is a leading provider of comprehensive environmental consulting and professional engineering services in selected areas of the United States. Killam Associates is one of the most highly respected sources of expertise in areas related to the design, planning, and construction supervision of municipal and privately owned environmental facilities, including water treatment plants, waste treatment plants, and hazardous wastewater facilities. Killam Associates specializes in full-service contract operations to plant owners in the public and private sectors. These services facilitate regulatory compliance, optimize day-to-day plant operations, reduce costs, provide competent, experienced personnel, and promote good community relations.

        The market for the Company's environmental analysis and field services results primarily from customers who need to comply with federal, state, and local regulations that relate to environmental protection, the management and treatment of hazardous wastes, and the need to upgrade and expand infrastructure in response to economic development. These customers typically rely on independent laboratories and environmental science and engineering consultants, such as the Company's, for ongoing analysis and monitoring of such wastes and direction for compliance with various environmental regulations.

        A substantial portion of the Company's analytical laboratory and environmental science services sales are made to existing customers on a repeat basis. Environmental science services are often performed as multiyear studies. In addition to federal, state, and local governments, customers include public utilities, consulting and construction engineers, waste management companies, oil refineries, mining companies, chemical manufacturers, architectural and engineering firms, and a variety of service companies involved with real estate transactions. The Company participates in industrial trade shows and technical conferences concerning pollution control, water quality, environmental management, specific cleanup efforts (e.g. Superfund), and industrial hygiene.

        During fiscal 1995, 1994, and 1993, the Company derived revenues of $70.9 million, $54.8 million, and $55.0 million, respectively, from environmental analysis and field services.

   Environmental Remediation Services

         The Company, through its majority-owned, publicly held Thermo Remediation subsidiary, operates a network of soil-remediation centers serving customers in more than a dozen states. Thermo Remediation's Thermo Fluids subsidiary collects and recycles used motor oil and provides services such as wastewater processing. In October 1994, Thermo Remediation acquired a soil-remediation facility in South Tacoma, Washington (renamed TPST Woodworth) from Woodworth & Company, Inc. for $4.7 million in cash. In December 1994, Thermo Remediation acquired a soil-remediation facility in Baltimore County, Maryland (renamed TPST Maryland) from the principals of Bryn Awel Corporation for $6.8 million in cash.

        At the Company's soil-remediation centers, soil is thermally treated to remove and destroy petroleum contamination caused by leaking underground storage tanks (USTs), aboveground storage tanks, spills, and other sources.
                                        5PAGE

   The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-storage area and a soil-remediation unit (SRU). The Company maintains standards for acceptance of petroleum-contaminated soil. Information required by the Company prior to the acceptance of soil includes identification of the generator, the origin and nature of the contamination, and a complete site history. The Company requires a preacceptance analysis by environmental analytical testing laboratories to identify contaminants and their concentrations. In addition, the customer must certify that the soil is not "hazardous" as defined by EPA, state, or local regulations. The Company generates an individual manifest for each truckload of soil that meets the Company's acceptance criteria.

        The Company screens all soil prior to treatment to remove large nonprocessable materials such as glass, metal, rubber, paper, and stones. Screened soil is then loaded into the SRU's primary combustion chamber, a rotary kiln that heats the soil to temperatures ranging from approximately 400 to 1,000 degrees Fahrenheit to volatilize petroleum contaminants from the soil. The volatilized petroleum gases pass from the rotary kiln into a secondary combustion chamber, where they are heated to temperatures ranging from 1,400 to 1,800 degrees Fahrenheit and are completely oxidized to form carbon dioxide and water vapor. After discharge from the SRU, clean soil is stored in piles and labeled and sampled for analysis by certified environmental laboratories. After receiving certification that the soil meets local cleanup standards, the soil is trucked off-site for a variety of uses, such as construction fill.

        The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations and economic concerns. The Company's customers include the major oil companies, public utilities, large industrial companies, the federal government including the military, and certain municipal governments and agencies.

        The Company and Thermo Electron entered into a development agreement under which Thermo Electron agreed to fund up to $4.0 million of the direct and indirect costs of the Company's development of soil-remediation centers. In exchange for this funding, the Company granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under the agreement. The royalty payments may cease if the amounts paid by the Company yield a certain internal rate of return to Thermo Electron on the funds advanced to the Company under the agreement. The Company recorded contract revenues of $776,000 and $1,793,000 under the agreement for development costs expended in fiscal 1994 and 1993, respectively. As of October 2, 1993, funding under the agreement was complete. Two sites, Southern California and West Palm Beach, Florida, were developed under the agreement and the Company paid royalties of $432,000 in fiscal 1995, $351,000 in fiscal 1994, and $149,000 in fiscal 1993 to Thermo Electron.

        The Company, through its Thermo Fluids subsidiary, collects, tests, processes, and recycles used motor oil and other industrial oils. In addition, the Company collects and recycles oily water and oil filters. Thermo Fluids has collection facilities located in Phoenix and Tucson, Arizona. From these sites, Thermo Fluids operates a fleet of oil and water collection trucks to pick up waste oils and oily water. Outlying areas in Arizona are serviced from one of these two locations.

                                        6PAGE

        The Company through its J. Amerika subsidiary provides environmental and underground tank services. J. Amerika, which is a provider in the Netherlands of services for remediating petroleum-contaminated groundwater, is seeking to expand its business to include the remediation of petroleum-contaminated soil, although to date the Company's efforts to secure the necessary operating permits have been unsuccessful.

        On March 29, 1995, J. Amerika acquired the outstanding shares of Refining and Trading Holland B.V., which conducts business under the name North Refinery, from Stalt Holding B.V. The purchase price for North Refinery's stock was 9.6 million Dutch guilders (approximately $6.2 million) and 228,570 shares of J. Amerika's capital stock, valued at 1.3 million Dutch guilders (approximately $0.9 million). North Refinery, a petroleum-fluids recycling operation, is located on 15 acres in Delfzijl, Holland and specializes in processing "off-spec" mixtures of oil that contain water, ash, and sediment into commercially tradable end products used in blending. The off-spec oil is filtered and centrifuged at elevated temperatures in preparation for distillation. Using a completely automated distillation system, the refinery has the capacity to process 120,000 metric tons per year. Processing capacity depends on the pre-treatment requirements of the off-spec oil or chemical waste (feedstock) and as such depends on the quality of the feedstock most of which the refinery receives from Russian oil refineries. During the refining process, samples are continuously tested to monitor the quality of the process flow. After distillation, the resulting end product consists mainly of two commercially tradable products that are sold to blenders who incorporate them into commercial products. North Refinery also holds a chemical-waste permit for the processing of a special classification of oil-contaminated liquids. With the recent grant of this chemical-waste permit, North Refinery has started processing chemical waste stream products. The end product is light gas oil or heavy gas oil, which is used for fuel blending. Light gas oil is used in blending to make diesel fuels. Heavy gas oil is used in blending to make marine fuels or used as a feed material to catalytic cracker operations. The market for blending gas oils is very large and oils such as North Refinery's end products represent a very small percentage of the total market.

        During fiscal 1995, 1994, and 1993, the Company derived revenues, excluding related party development revenues discussed above, of $36.2 million, $28.8 million, and $19.1 million, respectively, from its environmental remediation services.

   Metallurgical Services

        The Company provides a comprehensive range of metallurgical thermal-processing services at its facilities in Minnesota and California. Metallurgical-processing services performed include hardening, annealing, stress relieving, normalizing, and tempering, and are performed over a range of temperatures and in controlled metallurgical atmospheres, as well as thermal treatment using induction hardening methods. Much of the work performed is specialized, requiring the treatment of complex parts without altering dimensions or other specifications or, in some cases, requiring the correction of dimensional differences. In many cases, the Company works with customers to develop specifications and methods for metallurgical processing of their products.

                                        7PAGE

        During fiscal 1995, 1994, and 1993, the Company derived revenues of $12.3 million, $10.8 million, and $12.2 million, respectively, from its metallurgical services.

   Process Systems

        The Company's thermal-processing furnaces include a wide variety of systems such as continuous, controlled-atmosphere furnace systems and batch furnace systems. The Company's customers use these systems in high-volume manufacturing operations such as those employed in the automotive and heavy-equipment industries. The Company's proprietary multi-chamber carburizing systems allow users to regulate temperature and carbon atmosphere requirements with high precision and repeatability, resulting in a more efficient process and higher quality, more uniform parts.

        The Company's products also include integral-quench batch furnaces with automated materials-handling systems and process monitoring and control systems that incorporate proprietary software, sensors, programmable logic controllers, and other instruments to monitor operating parameters and to control furnace functions. In addition, the Company supplies vacuum furnaces, including conventional two- and six-bar single chamber systems. Heat processing in a vacuum eliminates the detrimental effects of contaminating gases, such as oxygen, which can cause corrosion and surface defects in processed parts. Vacuum processing and related technologies have applications in many industries, but especially in the manufacture of automotive components, aerospace and electronics components, and medical implants.

        During fiscal 1995, 1994, and 1993, the Company derived revenues of $14.4 million, $15.0 million, and $16.9 million, respectively, from its process systems.

        (ii) New Products

        The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

        (iii) Raw Materials

        The feedstock used by North Refinery has historically been obtained from Russian oil refineries through traders located in Moscow. In fiscal 1994, prior to its acquisition by the Company, North Refinery experienced an interruption of the Russian oil supply which adversely affected its business. North Refinery is concentrating on moving its dependence upon Russian oil to other sources of chemical waste and non-Russian oil.

        The principal materials used by the Company in its manufacturing operations are fabricated steel, alloy castings, and ceramic and insulating refractory materials. To date, the Company has not experienced any difficulty in obtaining any of the materials or components used in its operations and does not foresee any such difficulty in the future. The Company has multiple sources for all of its significant raw material needs.

                                        8PAGE

        (iv) Patents, Licenses, and Trademarks

        The Company currently owns a number of U.S. patents. Although the Company believes that patent protection provides it with competitive advantages with respect to certain portions of its business and will continue to seek patent protection when appropriate, the Company also believes that its business depends primarily upon trade secrets and the technical and marketing expertise of its personnel.

        The Company has acquired specialized furnace technology to braze, or fuse, aluminum through an exclusive cross-license arrangement with a British firm, Camlaw Ltd. (Camlaw). Under the agreement, the Company will pay Camlaw a royalty of between 5% and 10% of net sales of aluminum-brazing furnaces. Camlaw, in turn, has agreed to a similar royalty arrangement on any sales of furnaces in the U.K. employing the Company's continuous-atmosphere pusher technology.

        (v) Seasonal Influences

        While the Company conducts significant operations year-round, several of its soil-remediation centers, particularly in Oregon, Virginia, Washington, and Maryland, experience seasonal fluctuations in their remediation activity due to a reduction in soil excavations during winter months. In Europe, North Refinery may also experience a decline in the feedstock delivered to its facilities during winter months, due to frozen waterways. Certain environmental testing services, such as field sampling, may decline in winter months. Such seasonal influences may have a material effect on the Company's revenues.

        (vi) Working Capital Requirements

        In general, there are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        The Company derived 6%, 16%, and 17% of its total revenues in fiscal 1995, 1994, and 1993, respectively, from contracts or subcontracts with the federal government.

        (viii) Backlog

        The backlog of firm orders for the Company's environmental analysis and field services was $66,228,000 and $32,225,000 as of April 1, 1995 and April 2, 1994, respectively. Environmental remediation and metallurgical services are provided on a current basis pursuant to purchase orders. Accordingly, there is no backlog for these services. The backlog of firm orders for the Company's process systems products was $4,361,000 and $3,536,000 as of April 1, 1995 and April 2, 1994, respectively. The process systems backlog includes the uncompleted portion of equipment contracts that are accounted for using the percentage-of-completion method. Of the fiscal 1995 backlog amount, substantially all orders are expected to be filled within the current fiscal year.

                                        9PAGE

        (ix) Government Contracts

        Approximately 6% of the Company's revenues in fiscal 1995 was derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

        (x) Competition

   Environmental Analysis and Field Services

        Hundreds of independent analytical testing laboratories and consulting firms compete for environmental services business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities. The Company believes that its competitive strength lies in certain niche markets within which the Company is recognized for its expertise.

        The Company's newly acquired Killam Associates subsidiary is engaged in highly competitive markets in all of its service areas. In its geographic service area, competition consists of small one- to three-person firms offering limited scope of services, as well as much larger firms that may be regional, national, or international in the scope of services they offer. The principal competitive factors for the Company are: reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

   Environmental Remediation Services

        The Company believes that there are two other companies that operate fixed-site thermal-treatment facilities for soil remediation in multiple states. However, several large waste management companies are analyzing this market and may compete with the Company in the future. As a consequence of the Company's strategy and customer base, the Company's current competition is primarily from other fixed-site thermal-treatment facilities and from landfills. However, the market for petroleum-contaminated soil-processing services is highly fragmented and the Company also competes with operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction technologies and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. The Company competes primarily based on its ability to offer its customers superior protection from environmental liabilities. Many of the Company's largest customers, such as the major oil companies, are extremely sensitive to environmental liability and therefore conduct thorough environmental audits of soil-treatment facilities before qualifying them as approved facilities.

                                       10PAGE

   These approvals constitute an important barrier to entry into this segment of the soil-remediation market. Although the Company typically prices its services at a premium over landfills and other treatment technologies, competitive conditions limit the prices charged by the Company in each local market. Pricing is therefore a major competitive factor for the Company.

        Thermo Fluids operates the largest fleet of collection vehicles in Arizona. Thermo Fluids competes with numerous smaller and several larger collection companies in its current market.

        North Refinery faces competition for Russian oil from some small companies, major oil companies, Russian refineries, and a company with a similar distillation technology in Italy. It is the Company's strategy to reduce dependence on the Russian oil business by making the transition to process other sources of oil and chemical waste. The market for blending gas oils is very large and oils such as North Refinery's end products represent a very small percentage of the total market.

   Metallurgical Services

        The market for metallurgical services is typically regional and very competitive. Both regions in which the Company has facilities contain numerous competitors. In addition, in-house heat-treating facilities provide a major source of competition. The Company competes in this segment on the basis of services provided, turnaround time, and price.

   Process Systems

        The market for thermal-processing systems is subject to intense competition worldwide. The Company is aware of at least eight companies that market a number of products comparable to the Company's, but competition for particular projects is typically limited to fewer companies. The Company competes on the basis of several factors, including technical performance, product quality and reliability, timely delivery, and often price. Certain products sold by the Company's competitors are less expensive than comparable products sold by the Company.

        (xi) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xii) Number of Employees


        At April 1, 1995, the Company employed 1,609 persons.

   (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.


        The Company's exports by domestic operations and foreign operations are currently insignificant.



                                       11PAGE

   (e)  Executive Officers of the Registrant.


                                Present Title
   Name                    Age  (Year First Became Executive Officer)
   ----------------------  ---  --------------------------------------------

   Dr. John P. Appleton    60   President and Chief Executive Officer (1993)
   John N. Hatsopoulos     60   Vice President and Chief Financial Officer
                                 (1988)
   Jeffrey L. Powell       36   Vice President (1994)
   Bruce J. Taunt          44   Vice President, Finance and Administration
                                (1994)
   Paul F. Kelleher        52   Chief Accounting Officer (1986)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Dr. Appleton, Mr. Powell, and Mr. Taunt have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Dr. Appleton has served as a Vice President of Thermo Electron since 1975 in various managerial capacities. Mr. Powell has been President and Chief Operating Officer of Thermo Remediation since December 1991. From March 1989 until January 1991, Mr. Powell was Vice President, Sales and Marketing, of Thermo Remediation and from January 1991 through December 1991 was President of Thermo Remediation. Mr. Taunt has been Vice President of Finance and Administration since 1992. Prior to joining the Company, Mr. Taunt was Vice President and Controller of the Cross Company, a subsidiary of Cross and Trecker. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


   Item 2. Properties

        The location and general character of the Company's principal properties as of April 1, 1995, are as follows:

        The Company owns approximately 369,000 square feet of office, engineering, laboratory, production, and manufacturing space, principally in the Netherlands, Minnesota, New Jersey, California, and New Mexico, and leases approximately 810,000 square feet of office, engineering, laboratory, production, and manufacturing space under leases expiring from fiscal 1995 to 2008, principally in California, Michigan, Massachusetts, New Hampshire, New Jersey, New Mexico, New York, and Vermont. The Company also owns approximately 10 acres in Adelanto, California, approximately four acres in West Palm Beach, Florida, approximately four acres in Portland, Oregon, approximately 20 acres in Columbia, South Carolina, and approximately 63 acres in Baltimore County, Maryland, from which it provides soil-remediation services. The Company occupies approximately one acre in Greenville, South Carolina, pursuant to a lease that expires in 1997, from which it provides soil-remediation services. The Company operates its SRU on approximately two and one-half acres in Chester, Virginia, pursuant to an agreement that expires in 1998, but which can be terminated by the Company at an earlier date. The Company occupies approximately five acres from which it provides soil-remediation services in Tacoma, Washington, pursuant to a lease that expires in 2004. Thermo Fluids occupies an aggregate of approximately eight acres on two sites in Arizona, consisting of office space, fluids-recycling and maintenance facilities, and sites for fluids storage tanks. North Refinery occupies

                                       12PAGE
   approximately 15 acres in Delfzijl, Holland, consisting of office space, distillation facilities, and oil storage tanks, pursuant to a lease that expires in 2059.

        The Company believes that these facilities are in good condition and are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.


   Item 3. Legal Proceedings

        The Company has been notified that the EPA has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA) occurred at several sites to which chemical or other wastes generated by the manufacturing operations of the Company were sent. These notifications allege that the Company may be a potentially responsible party with respect to the remedial actions needed to control or clean up any such releases. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with the remediation of the site. In each instance the Company believes that it is only one of several companies which received such notification and who may likewise be held liable for any such remedial costs.

        The Company evaluates its potential liability as a responsible party for this environmental matter on an ongoing basis based upon factors such as the estimated remediation costs, the nature and duration of the Company's involvement with the site, the financial strength of other potentially responsible parties, and the availability of indemnification from previous owners of acquired businesses. Estimated liabilities are accrued in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." To date, the Company has not incurred any significant liability with respect to this site and the Company anticipates that future liabilities related to any site with which the Company is currently involved will not have a materially adverse effect on the Company's business, results of operations or financial condition.

        In January 1995, the Company, Thermo Remediation, and several third parties filed a lawsuit in federal district court in Delaware against Recycling Sciences International, Inc. (RSI) requesting a declaratory judgment that six U.S. patents owned by RSI are invalid and not infringed by Thermo Remediation's soil-remediation services and equipment, and asking the court to enjoin RSI from asserting any of these patents against the Company or Thermo Remediation. The suit follows continued allegations by RSI that Thermo Remediation's activities in treating petroleum-contaminated soil infringe a number of these patents and an offer of a non-exclusive patent license in return for payments which Thermo Remediation believes substantially exceed any value of a license. RSI filed an answer to the complaint in April 1995, and is attempting to change the forum of this litigation to the federal district court in Illinois. Although the Company agreed, in connection with the formation of Thermo Remediation, to indemnify and hold Thermo Remediation harmless against damages or other costs associated with any claims of infringement of intellectual property by the technology transferred by the Company to Thermo Remediation, including claims which may be made by RSI, there can be no assurance that RSI may not seek and obtain an injunction against the use of Thermo
                                       13PAGE

   Remediation's technology to remediate petroleum-contaminated soil. The Company continues to believe that RSI's accusations are unfounded and that Thermo Remediation's activities do not infringe any valid claims of the patents.


   Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                                     PART II


   Item 5. Market for Registrant's Common Equity and Related Shareholder
           Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6. Selected Financial Data

        The information required under this item is included under the sections "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1995 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of April 1, 1995, are included in the Registrant's Fiscal 1995 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.


                                       14PAGE

                                    PART III


   Item 10. Directors and Executive Officers of the Registrant

        The information concerning Directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


   Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.





                                       15PAGE

                                     PART IV


   Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a,d)   Financial Statements and Schedules.

           (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

           (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

           (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.


           List of Financial Statements and Schedules Referenced in this
           Item 14.

           Information incorporated by reference from Exhibit 13 filed herewith:

             Consolidated Statement of Income
             Consolidated Balance Sheet
             Consolidated Statement of Cash Flows
             Consolidated Statement of Shareholders' Investment
             Notes to Consolidated Financial Statements
             Report of Independent Public Accountants

           Certain Financial Statement Schedules filed herewith:

             Schedule II: Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

   (b)     Reports on Form 8-K.

           On February 21, 1995, the Company filed a Current Report on Form 8-K pertaining to its February 6, 1995, acquisition of Engineering, Technology and Knowledge Corporation, which conducts business as Killam Associates, Inc. On April 21, 1995, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

           On April 3, 1995, the Company filed a Current Report on Form 8-K pertaining to its March 29, 1995, acquisition of Refining and Trading Holland B.V., which conducts business as North Refinery. The required historical financial statements of North Refinery and pro forma combined condensed financial statements will be filed by June 12, 1995, as part of an amendment to the Form 8-K.

                                       16PAGE

           On May 24, 1995, the Company filed a Current Report on Form 8-K pertaining to the dissolution of the Thermo Terra Tech joint venture on May 9, 1995, and the subsequent purchase of the businesses distributed to Thermo Instrument Systems Inc. as a result of the dissolution.

           On May 25, 1995, the Company filed a Current Report on Form 8-K pertaining to its May 10, 1995, acquisition of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories). The required historical financial statements of Lancaster Laboratories and pro forma combined condensed financial statements will be filed by July 24, 1995, as part of an amendment to the Form 8-K.

   (c)     Exhibits.

           See Exhibit Index on the page immediately preceding exhibits.














                                       17PAGE

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

   Date: June 8, 1995                   THERMO PROCESS SYSTEMS INC.



                                        By: John P. Appleton
                                            ------------------------
                                            John P. Appleton
                                            President and
                                            Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 8, 1995.

   Signature                          Title
   ---------                          -----


   By: John P. Appleton               President, Chief Executive Officer,
       --------------------------
       John P. Appleton               and Director

   By: John N. Hatsopoulos            Vice President, Chief Financial Officer,
       --------------------------
       John N. Hatsopoulos            and Director

   By: Paul F. Kelleher               Chief Accounting Officer
       --------------------------
       Paul F. Kelleher

   By: William A. Rainville           Chairman of the Board and Director
       --------------------------
       William A. Rainville

   By: George N. Hatsopoulos          Director
       --------------------------
       George N. Hatsopoulos

   By: Donald E. Noble                Director
       --------------------------
       Donald E. Noble

   By: Warren M. Rohsenow             Director
       --------------------------
       Warren M. Rohsenow

   By: Polyvios C. Vintiadis          Director
       --------------------------
       Polyvios C. Vintiadis





                                       18PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------



   To the Shareholders and Board of Directors of Thermo Process Systems Inc.:


        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Process Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 9, 1995 (except with respect to the matter discussed in Note 14 as to which the date is June 2, 1995). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 16 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                           Arthur Andersen LLP




   Boston, Massachusetts
   May 9, 1995















                                       19PAGE

   SCHEDULE II


                           THERMO PROCESS SYSTEMS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                                         Additions           Deductions
                             ------------------------------  ----------
                     Balance   Charged
   Allowance              at  to Costs                       Accounts  Balance
   for Doubtful    Beginning       and            Accounts   Written-   at End
   Accounts          of Year  Expenses  Other(a)  Recovered       off  of Year
   --------------  ---------  --------  -------   ---------  --------  -------

   Year Ended:

   April 1, 1995     $ 3,260   $   162  $   629     $    88   $  (579) $ 3,560

   April 2, 1994     $ 3,073   $   424  $    65     $    79   $  (381) $ 3,260

   April 3, 1993     $ 3,768   $   164  $     -     $   148   $(1,007) $ 3,073


   (a) Allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders.






















                                       20PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

     3.1     Restated Certificate of Incorporation, as amended (filed as
             Exhibit 3(a) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1988 [File No. 1-9549] and incorporated herein by reference).

     3.2 Bylaws of the Registrant (filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 [File No. 1-9549] and incorporated herein by reference).

     4.1 Fiscal Agency Agreement dated August 4, 1989, among the Registrant, Thermo Electron Corporation, and Chemical Bank, as fiscal agent (filed as Exhibit B to the Registrant's Current Report on Form 8-K relating to the events occurring on August 4, 1989 [File No. 1-9549] and incorporated herein by reference).

             The Registrant hereby agrees, pursuant to Item
             601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request, a copy of each other instrument with respect to other long-term debt of the Company or its subsidiaries.

    10.1 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 [File No. 1-9549] and incorporated herein by reference).

    10.2 Amended and Restated Corporate Services Agreement dated January 3, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 [File No. 1-9549] and incorporated herein by reference).

    10.3 Agreement of Lease dated December 31, 1985, between Claridge Properties Ltd. and Thermo Electron Corporation (filed as Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

    10.4 Assignment of Lease dated December 31, 1985, between Thermo Electron Corporation and TMO, Inc. (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

    10.5     Sublease dated March 30, 1986, between TMO, Inc. and
             Holcroft/Loftus, Inc. (filed as Exhibit 10(e) to the
             Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

    10.6 Lease Amending Agreement dated January 1, 1995, between Claridge Properties Ltd., Thermo Electron Corporation and TMO, Inc.
                                       21PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.7 License Agreement, dated December 30, 1989, between Degussa Aktiengasellschaft and Holcroft/Loftus, Inc. (filed as
             Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990 [File No. 1-9549] and incorporated herein by reference).

    10.8 License Agreement dated June 26, 1992, by and between Holcroft Inc. and Camlaw Ltd. (filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1993 [File No. 1-9549] and incorporated herein by reference).

    10.9 Exclusive License and Marketing Agreement dated March 22, 1990, among TPS Technologies Inc., Holcroft Inc., and Thermo Soil Recyclers Inc. (filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1990 [File No. 1-9549] and incorporated herein by reference).

    10.10    Form of Indemnification Agreement with Directors and
             Officers (filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1991 [File No. 1-9549] and incorporated herein by reference).

    10.11 Development Agreement dated September 15, 1991, between Thermo Electron Corporation and the Registrant (filed as
             Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1991 [File No. 1-9549] and incorporated herein by reference).

    10.12 Amended and Restated Development Agreement dated January 2, 1992, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1992 [File No. 1-9549] and incorporated herein by reference).

    10.13 Asset Transfer Agreement dated as of October 1, 1993 among the Registrant, TPS Technologies Inc. and Thermo
             Remediation Inc. (filed as Exhibit 2.3 to Thermo
             Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.14 Exclusive License Agreement dated as of October 1, 1993 among the Registrant, TPS Technologies Inc. and Thermo Remediation Inc. (filed as Exhibit 2.4 to Thermo
             Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.15 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993 among the Registrant, TPS Technologies Inc. and Thermo Remediation Inc. (filed as Exhibit 2.5 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).
                                       22PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.16 Tax Allocation Agreement dated as of June 1, 1992 between the Registrant and Thermo Remediation Inc. (filed as
             Exhibit 10.3  to Thermo Remediation's Registration
             Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.17 Agreement of Partnership dated May 16, 1994 among Terra Tech Labs Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc. and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.) (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.18 Promissory Note dated May 16, 1994 issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.19 Agreement of Dissolution of Partnership dated May 9, 1995 among Thermo Terra Tech (the Partnership), Terra Tech Labs, Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc. and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.) (filed as
             Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.20 Stock Purchase Agreement dated May 9, 1995 between the Registrant and Thermo Instrument Systems Inc. (filed as
             Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.21 Note dated May 17, 1995 from the Registrant to Thermo Electron Corporation (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.22 Stock Purchase and Note Issuance Agreement dated as of November 22, 1993, between the Registrant and Thermo
             Remediation Inc. (filed as Exhibit 10.11 to Thermo
             Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).



                                       23PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.23 $2,650,000 principal amount Subordinated Convertible Note dated as of November 22, 1993, made by Thermo Remediation Inc., issued to the Registrant (filed as Exhibit 10.12 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.24 Asset Purchase Agreement dated as of November 19, 1993 by and among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc. (filed as Exhibit 10.13 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.25 First Addendum to Asset Purchase Agreement dated as of August 7, 1994 among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as Exhibit 10.1 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.26 Promissory Note in the principal amount of $700,000, dated August 7, 1994 (filed as Exhibit 10.2 to Thermo
             Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.27 Security Agreement dated as of August 7, 1994 among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as
             Exhibit 10.3 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.28 Stock Purchase and Sale Agreement made and entered into on February 6, 1995, to be effective as of January 29, 1995, by and between Nord Est S.A., the Registrant, and Emil C. Herkert, Kenneth L. Zippler, Franklin O. Williamson, Jr., Fletcher N. Platt, Jr., Eugene J. Destefano, Meint Olthof and Stanley P. Kaltnecker, Jr. (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.29 $28,000,000 Secured Promissory Note dated as of January 29, 1995 issued by the Registrant to Nord Est S.A. (filed as
             Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.30 $38,000,000 Promissory Note dated as of February 21, 1995 issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 3 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

                                       24PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.31 Purchase and Sale Agreement dated as of December 20, 1994 by and among TPS Technologies Inc., TPST Soil Recyclers of Maryland Inc., Rafich Corporation, Harry Ratrie, John C. Cyphers and J. Thomas Hood (filed as Exhibit 1 to Thermo Remediation's Current Report on Form 8-K for the events occurring on December 21, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.32 Stock Purchase Agreement entered into on March 29, 1995, by and among Stalt Holding, B.V., Beheersmaatschappij
             J. Amerika N.V., A.J. Van Es, J.B. Van Es and D.A. Slager, and the Registrant (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on March 29, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.33 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as
             Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.34 Master Reimbursement Agreement dated January 1, 1994 between the Registrant, Thermo Electron Corporation, and Thermo Remediation Inc. (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.35    Incentive Stock Option Plan of the Registrant (filed as
             Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

    10.36    Nonqualified Stock Option Plan of the Registrant (filed as
             Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

    10.37 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

                                       25PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.38 Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics Inc.'s Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference) (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

    10.39 Directors Stock Option Plan, as amended and restated effective January 1, 1995.

    10.40 Severance Agreement with Thomas P. Plunkett dated August 31, 1993 (filed as Exhibit 10(aa) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1993 [File No. 1-9549] and incorporated herein by reference).

    10.41    Reserved

             In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrant's parent, Thermo Electron Corporation, and its subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.42 - 10.89.

    10.42 Thermo Process Systems Inc. - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.43 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May
             1995).

    10.44 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).
                                       26PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.45    Thermo Electron Corporation Equity Incentive Plan (filed as
             Exhibit 10.1 to Thermo Electron's Quarterly Report on Form 10-Q for the quarter ended July 2, 1994 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in
             1994).

    10.46 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.47 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 337,500 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995).

    10.48 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 480,228 shares, after adjustment to reflect share increase approved in 1988 and 3-for-2 stock splits effected in January 1988, July 1993 and April 1995).

    10.49 Thermo Electron Corporation - Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September
             1989).

    10.50 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference).

                                       27PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.51 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.52 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

    10.53 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993).

    10.54 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992).

    10.55 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 7,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

    10.56 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Incentive Stock Option Plan (filed as Exhibit
             10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

                                       28PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.57 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as
             Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

    10.58 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Equity Incentive Plan (filed as Exhibit 10.39 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.59    Thermedics Inc. Nonqualified Stock Option Plan (filed as
             Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock split effected in October 1986 and November 1993).

    10.60    Thermedics Inc. Incentive Stock Option Plan (filed as
             Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock split effected in October 1986 and November 1993).

    10.61 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000, after adjustment to reflect 3-for-2 stock split effected in November 1993).

    10.62 Thermedics Inc. - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).


                                       29PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.63 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.64 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.65    Thermo Cardiosystems Inc. Equity Incentive Plan (filed as
             Exhibit 10.46 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.66 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

    10.67 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November
             1993).

    10.68    Thermo Voltek Corp. Equity Incentive Plan (filed as Exhibit
             10.49 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File 1-9786] and incorporated herein by reference.


                                       30PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.69 Thermo Instrument Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(c) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Nonqualified Stock Option Plan is 2,250,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988, July 1993 and April 1995).

    10.70 Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(d) to Thermo Instrument's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument Incentive Stock Option Plan is 2,250,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988, July 1993 and April 1995).

    10.71 Thermo Instrument Systems Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated April 27, 1993 of Thermo Instrument [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 3,225,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock splits effected in July 1993 and April 1995).

    10.72 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Nonqualified Stock Option Plan is 928,125 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock splits effected in July 1993 and April 1995).

    10.73 Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Instrument (formerly Thermo Environmental) Incentive Stock Option Plan is 920,125 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock splits effected in July 1993 and April 1995).




                                       31
PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.74 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.75    ThermoSpectra Corporation Equity Incentive Plan (filed as
             Exhibit 10.52 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.76 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

    10.77 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

    10.78 ThermoTrex Corporation - ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as
             Exhibit 10.53 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference).

    10.79 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).



                                       32PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.80 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

    10.81    ThermoLase Corporation Equity Incentive Plan.

    10.82    Thermo Fibertek Inc. Incentive Stock Option Plan (filed as
             Exhibit 10(k) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.83 Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Fibertek's Registration
             Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.84    Thermo Fibertek Inc. Equity Incentive Plan (filed as
             Exhibit 10.60 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.85 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

    10.86 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

    10.87    Thermo Power Corporation Equity Incentive Plan (filed as
             Exhibit 10.63 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.88    Thermo Remediation Inc. Equity Incentive Plan (filed as
             Exhibit 10.7 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).
                                       33PAGE

                                  EXHIBIT INDEX


   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------

    10.89    Thermedics Detection Inc. Equity Incentive Plan (filed as
             Exhibit 10.69 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    13 Annual Report to Shareholders for the fiscal year ended April 1, 1995 (only those portions incorporated herein by reference).

    21       Subsidiaries of the Registrant.

    23       Consent of Arthur Andersen LLP.

    27       Financial Data Schedule.