Form 10-K/A
period 1995-04-01
THERMO PROCESS SYSTEMS INC
filed 1995-07-28
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

   (mark one)
   X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
   ---
   Exchange Act of 1934 for the fiscal year ended April 1, 1995

   ___       Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

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

             1268 Market Street
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

   None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the
   filing requirements for at least the past 90 days. Yes   X     No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [    ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 26, 1995, was approximately $37,269,000.
PAGE

   As of May 26, 1995, the Registrant had 17,351,555 shares of Common Stock outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Fiscal 1995 Annual Report to Shareholders for the year ended April 1, 1995, are incorporated by reference into Parts I and II.

   Thermo Process Systems Inc.
   Amendment No. 1 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended April 1, 1995
PAGE

        Part III, Item 10.       Directors and Executive Officers of the
                                 Registrant.

        Part III, Item 11.       Executive Compensation.

        Part III, Item 12.       Security Ownership of Certain Beneficial
                                 Owners and Management.

        Part III, Item 13.       Certain Relationships and Transactions.


        The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

   Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                 THERMO PROCESS SYSTEMS INC.


                                 By: /s/ Sandra L. Lambert
                                         Sandra L. Lambert
                                         Secretary
PAGE

                                                                 ATTACHMENT A

                       DIRECTORS AND DIRECTOR COMPENSATION

        Set forth below are the names of the Directors of Thermo Process Systems Inc. (the "Corporation"), their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's common stock (the "Common Stock") and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), and of its subsidiary, Thermo Remediation Inc. ("Thermo Remediation") is reported under the caption "Stock Ownership."

   John P. Appleton      John P. Appleton, 60, has been President,
                         Chief Executive Officer and a Director of the Corporation since September 1993. Dr.
                         Appleton has been Chairman, Chief
                         Executive Officer and a Director of Thermo
                         Remediation since September 1993 and has served as a Vice President of Thermo
                         Electron since 1975 in various managerial capacities.

   George N.             Dr. Hatsopoulos, 68, has been a Director
   Hatsopoulos           of the Corporation since 1986. Dr.
                         Hatsopoulos has been the Chairman of the Board, President and Chief Executive
                         Officer of Thermo Electron since 1956. Dr.
                         Hatsopoulos is also a director of Bolt,
                         Beranek & Newman, Inc., Thermedics Inc.,
                         Thermo Ecotek Corporation, Thermo
                         Electron, Thermo Fibertek Inc., Thermo
                         Instrument Systems Inc., Thermo Power
                         Corporation and ThermoTrex Corporation.
                         Dr. Hatsopoulos is the brother of John N.
                         Hatsopoulos, a Director, a Vice President and the Chief Financial Officer of the Corporation.












                                       A-2
PAGE

   John N. Hatsopoulos   Mr. Hatsopoulos, 61, has been a Director
                         of the Corporation since 1986 and its Vice
                         President and Chief Financial Officer
                         since 1988.  He has been the Chief
                         Financial Officer of Thermo Electron since
                         1988 and an Executive Vice President of
                         Thermo Electron since 1986. Mr.
                         Hatsopoulos is also a director of Lehman
                         Brothers Funds, Inc., Thermedics Inc.,
                         Thermo Ecotek Corporation, Thermo Fibertek
                         Inc., Thermo Instrument Systems Inc.,
                         Thermo Power Corporation and ThermoTrex
                         Corporation.  Mr. Hatsopoulos is the
                         brother of Dr. George N. Hatsopoulos, a
                         Director of the Corporation.

   Donald E. Noble       Mr. Noble, 80, has been a Director of the
                         Corporation since 1986 and Chairman of the
                         Board from 1992 to November 1994.  From
                         1959 to 1980, Mr. Noble served as the
                         chief executive officer of Rubbermaid
                         Incorporated, first with the title of
                         President and then as the Chairman of the
                         Board.  Mr. Noble is also a director of
                         Thermo Electron, Thermo Fibertek Inc. and
                         Thermo Power Corporation.
   William A.            Mr. Rainville, 53, has been a Director of
   Rainville             the Corporation since February 1993 and
                         Chairman of the Board since November 1994.
                         Mr. Rainville has been President and Chief
                         Executive Officer of Thermo Fibertek Inc.
                         since its inception in 1991 and a director
                         of that company since January 1992.  From
                         1984 until January 1993, Mr. Rainville was
                         the President and Chief Executive Officer
                         of Thermo Electron Web Systems Inc., a
                         subsidiary of Thermo Electron and the
                         predecessor of Thermo Fibertek Inc.  He
                         has been a Senior Vice President of Thermo
                         Electron since March 1993 and a Vice
                         President since 1986.  Mr. Rainville is
                         also a director of Thermo Fibertek Inc.
                         and Thermo Remediation.
   Warren M. Rohsenow    Dr. Rohsenow, 74, has been a Director of
                         the Corporation since 1986. Dr. Rohsenow is the Chairman of the Board of Dynatech
                         Corporation, a diversified high technology company he founded. Dr. Rohsenow is also
                         Professor Emeritus of Mechanical
                         Engineering, Massachusetts Institute of
                         Technology.



                                       A-3
PAGE

   Polyvios C.           Mr. Vintiadis, 58, has been a Director of
   Vintiadis             the Corporation since September 1992.  Mr.
                         Vintiadis has been the Chairman and Chief
                         Executive Officer of Towermarc
                         Corporation, a real estate development
                         company, since 1984.  Prior to joining
                         Towermarc Corporation, Mr. Vintiadis was a principal of Morgens, Waterfall &
                         Vintiadis, Inc.,  a financial services
                         firm, with whom he remains associated.
                         For more than 20 years prior to that time, Mr. Vintiadis was employed by Arthur D.
                         Little & Company, Inc. Mr. Vintiadis is also a director of Thermo Instrument
                         Systems Inc.



   COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

        The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Mr. Vintiadis (Chairman) and Mr. Noble. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Noble (Chairman), Dr. Rohsenow and Mr. Vintiadis. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met six times, the Audit Committee met twice and the Human Resources Committee met three times during fiscal 1995. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during his tenure.

   COMPENSATION of DIRECTORS

        Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"), receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings. Payment of Directors' fees is made quarterly. Dr. Appleton, Dr. G. Hatsopoulos, Mr.
   J. Hatsopoulos and Mr. Rainville are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors.

        Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash
                                       A-4
PAGE
   fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of Directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued on the date of deferral as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 54,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of July 1, 1995, deferred units equal to 31,838 full shares of Common Stock were accumulated under the Deferred Compensation Plan.

        The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their service as Directors. In February 1995, the Board of Directors approved amendments to the Directors Plan that are subject to stockholder approval at the Annual Meeting of Stockholders. Prior to the amendment of the Directors Plan, new Directors were automatically granted options to purchase 1,000 shares of Common Stock annually immediately following the Corporation's Annual Meeting of Stockholders. As amended, the Directors Plan would also provide for the automatic grant every five years of options to purchase 1,500 shares of the common stock of any majority-owned subsidiary of the Corporation that is "spunout" to outside investors.

        The exercise price for options that have been granted to date under the Directors Plan is determined by the average of the closing prices of the Common Stock as reported on the American Stock Exchange for the five trading days preceding and including the date of grant. Outstanding options are exercisable six months after the date of grant and, if granted prior to 1995, generally expire seven years from the date of grant. An aggregate of 75,000 shares of Common Stock has been reserved for issuance under the Directors Plan. As of July 1, 1995, options to purchase 16,700 shares of Common Stock were outstanding under the Directors Plan at an average exercise price of $8.44 per share, no shares of Common Stock had been issued pursuant to the exercise of options and no options to purchase shares of Common Stock had lapsed. Options to purchase 58,300 shares of Common Stock were reserved and available for grant under the Directors Plan as of July 1, 1995.






                                       A-5
PAGE

   STOCK OWNERSHIP

        The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and Thermo Remediation, as of July 1, 1995, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and executive officers as a group.


                             Thermo        Thermo      Thermo
   Name (1)                  Process       Electron    Remediation
                             Systems       Corporation Inc. (4)
                             Inc.          (3)
                             (2)

   Thermo Electron            14,428,751           N/A     8,775,187
   Corporation                       (5)                         (6)
   John P. Appleton              216,895       107,421       63,000
   George N. Hatsopoulos          55,326     2,333,620         7,500

   John N. Hatsopoulos            62,212       387,646        40,182
   Donald E. Noble                45,984        32,970         9,000
   Jeffrey L. Powell              82,921        27,505       111,000

   William A. Rainville           60,000       201,101        24,000
   Warren M. Rohsenow             45,034                       0
                                                   681
   Bruce J. Taunt                 43,762         2,494        18,000

   Polyvios C. Vintiadis           6,809                           0
                                                     0
   All Directors and             631,995     3,208,538       287,682
   executive officers as a
   group (10 persons)

   _____________

   (1) Shares of Common Stock of the Corporation and of the common stock of Thermo Electron and Thermo Remediation beneficially owned include shares owned by the indicated person, by that person's spouse, by that person and his spouse, and by that person and his spouse (or either of them) for the benefit of minor children. Except as reflected in the footnotes to this table, all share ownership includes sole voting and investment power.

   (2) Shares of Common Stock beneficially owned by Dr. Appleton, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Dr. Rohsenow, Mr. Taunt, Mr. Vintiadis and all Directors and executive officers as a group include 215,000, 40,000, 40,000 6,200, 63,000 60,000, 6,200,
   42,000, 4,300 and 481,700 shares, respectively, that such person or group

                                       A-6
PAGE
   has the right to acquire within 60 days of July 1, 1995 through the exercise of stock options. Shares beneficially owned by Mr. J. Hatsopoulos and all Directors and executive officers as a group include 12,500 shares that Mr. J. Hatsopoulos has the right to acquire within 60 days after July 1, 1995 through the exercise of a stock purchase warrant acquired in connection with a private placement of securities by the Corporation and one of the Corporation's subsidiaries on terms identical to terms granted to unaffiliated investors. Shares beneficially owned by Dr. Appleton, Dr.
   G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 161, 167, 170, 86, 20 and 762 full shares, respectively, allocated through June 30, 1995 to accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan
   ("ESOP").   Shares beneficially owned by Mr. Noble, Dr. Rohsenow and Mr.
   Vintiadis and all Directors and executive officers as a group include 16,744, 12,584, 2,509 and 31,837 full shares, respectively, allocated through July 1, 1995 to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Except for Dr. Appleton, who beneficially owned approximately 1.25% of the Common Stock outstanding as of July 1, 1995, no Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of July 1, 1995; all Directors and executive officers as a group beneficially owned 3.64% of the Common Stock outstanding as of such date.

   (3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on May 24, 1995. Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 61,573, 1,102,200, 297,880, 3,750, 25,850, 136,175, 1,875,
   and 1,694,428 shares, respectively, that such person or members of the group has the right to acquire within 60 days of July 1, 1995 through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Dr.
   G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 850, 1,386, 1,130, 236, 42 and 4,368 full shares, respectively, allocated through June 30, 1995 to accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Noble and all Directors and executive officers as a group each include 26,943 shares allocated through July 1, 1995, to Mr. Noble's account maintained pursuant to Thermo Electron's Deferred Compensation Plan for Directors. Except for Dr. G. Hatsopoulos, who beneficially owned 2.81% of the Thermo Electron common stock outstanding as of July 1, 1995, no Director or executive officer beneficially owned more than 1% of such common stock outstanding as of such date; all Directors and executive officers as a group beneficially owned approximately 3.86% of the Thermo Electron common stock outstanding as of July 1, 1995.

   (4) The shares of common stock of Thermo Remediation shown in the table reflect a three-for-two split of such stock effected on March 31, 1995. Shares beneficially owned by Dr. Appleton, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 63,000, 7,500, 22,500, 4,500, 111,000, 22,500, 18,000 and 264,000 shares, respectively, that such person or group has the right to acquire within 60 days after July 1, 1995 through the exercise of stock options. No Director or executive officer
                                       A-7
PAGE
   beneficially owned more than 1% of the common stock of Thermo Remediation outstanding as of July 1, 1995; all Directors and executive officers as a group beneficially owned 2.34% of such common stock outstanding as of such date.

   (5) Includes 495,160 shares of Common Stock that Thermo Electron or its majority-owned subsidiaries have the right to acquire within 60 days of July 1, 1995 through the conversion of the Corporation's 6-1/2% convertible subordinated debentures due 1997. Thermo Electron owned 80.85% of the Common Stock outstanding as of July 1, 1995. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of July 1, 1995, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

   (6) Includes 167,411 shares of the common stock of Thermo Remediation which Thermo Electron has the right to acquire within 60 days of July 1, 1995 through the conversion of Thermo Remediation's 4.875% convertible subordinated debentures due 2000, and 8,581,376 of such shares which the Corporaiton owns or has the right to acquire within 60 days through the conversion of Thermo Remediation's 3.875% subordinated convertible notes due 2000.

   Disclosure of Certain Late Filings

        Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1995, except in the following instances. The initial report of ownership for one of the Corporation's executive officers, Mr. Bruce J. Taunt, failed to include
   20.2 shares of Common Stock allocated to his account under the Thermo Electron ESOP, and failed to include 160 shares of Common Stock beneficially held by trust. These deficiencies were corrected in an amendment to his Form 3 on January 25, 1995, except for the trust holdings which were reported on his Form 5 filed in May 1995. In addition, the 1994 Form 5 filed on behalf of Mr. John N. Hatsopoulos, a Director and the Chief Financial Officer of the Corporation, failed to report three gifts of shares of Common Stock aggregating 4,000 shares. The gifts were reported in an amendment to Mr. Hatsopoulos' Form 5 filed on October 12, 1994. Thermo Electron reported purchases of the Corporation's 6-1/2% Convertible Subordinated Debentures late on two occasions. It reported the purchase in March 1994 of $1,150,000 principal amount of such debentures in May 1994 on its Form 5 and another purchase in March 1995 of $365,000 principal amount of such debentures in an amendment filed seven days late. In addition, in converting Form 4 records of the Corporation from a manual system to a computer database, it was discovered that Thermo Electron failed to report the sale in August 1992 of $250,000 principal amount of the Corporation's 6-1/2% Convertible Subordinated Debentures. The sale was reported on the Form 5 filed by Thermo Electron in May 1995.

   EXECUTIVE COMPENSATION
                                       A-8
PAGE

        The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers for the last three fiscal years. No other executive officers of the Corporation who held office during fiscal 1995 met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules for such period.

        The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.



































                                       A-9
PAGE

                           SUMMARY COMPENSATION TABLE



                            Annual         Long Term
                            Compensation   Compensation

                                              Securities
                                              Underlying     All
                                              Awards of      Other
                                                Options (No.   Compensation
   Name and            Fiscal                   of Shares and  (2)
    Principal Position Year  Salary    Bonus    Company)(1)

   John P. Appleton(3)  1995 $146,250 $100,000(3)  30,000(TPI) $11,171

   President            1994 $ 75,533  $80,000(3) 185,000(TPI)
   and Chief Executive                             63,000(THN) $11,115
   Officer

   Jeffrey L. Powell   1995  $108,000  $63,500     10,000(TPI)  $6,828
   Vice President                                  15,000(THN)
                                                   15,150(TMO)

                       1994  $101,600 $46,675(4)   13,000(TPI)  $4,484
                                                   96,000(THN)
                                                    3,750(TMO)

                       1993   $97,963 $26,000      15,000(TPI)
                                                    3,375(TMO)  $5,746


   Bruce J. Taunt (5)  1995   $91,000 $28,000       4,000(TPI)  $5,203
   Vice President,                                  3,000(THN)
   Finance and
   Administration

   (1) Options to purchase Common Stock of the Corporation awarded to executive officers are followed by the designation "TPI". In addition, executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO) and Thermo Remediation (designated in the table as THN). The shares of common stock of Thermo Electron and Thermo Remediation shown in the table reflect a three-for-two split of each such stock effected on May 24, 1995 and March 31, 1995, respectively. Dr. Appleton has served as an officer of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo
                                      A-10
PAGE

   Electron companies in capacities other than in his capacity as the president and chief executive officer of the Corporation.

   (2) Represents the amount of matching contributions made on behalf of the executive officers participating in Thermo Electron's 401(k) plan.

   (3) Dr. Appleton was appointed President and Chief Executive Officer of the Corporation effective September 1, 1993. Dr. Appleton is also a vice president of Thermo Electron. Reported in the table under "Annual Compensation" are the total amounts paid to Dr. Appleton for his service in all capacities to Thermo Electron companies since September 1, 1993. The Human Resources Committee of the Board of Directors of the Corporation reviews total annual cash compensation to be paid to Dr. Appleton from all sources within the Thermo Electron organization and approves the allocation of a percentage of annual cash compensation (salary and bonus) for the time he devotes to the affairs of the Corporation. For 1995 and 1994, 85% and 23%, respectively, of Dr. Appleton's annual compensation was allocated to the Corporation. Bonuses paid to Dr. Appleton reflect compensation decisions based on calendar year performance, in accordance with Thermo Electron's compensation practices for its officers.

   (4) In fiscal 1994, the Corporation changed its compensation practices to make compensation decisions based on fiscal year performance rather than calendar year performance. As a consequence, the bonus paid to Mr. Powell in fiscal 1994 related to a 15-month period from January 3, 1993 through April 2, 1994.

   (5) Mr. Taunt was appointed an executive officer of the Corporation on November 1, 1994.

   STOCK OPTIONS GRANTED DURING FISCAL 1995

        The following table sets forth information concerning individual grants of stock options made during fiscal 1995 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1995.

        Dr. Appleton has served as a vice president of Thermo Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and Thermo Remediation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.









                                      A-11
PAGE

   Option Grants in Fiscal 1995


                               Percent                 Potential
                                 of                    Realizable
                                Total                   Value at
                   Number of   Options Exer-         Assumed Annual
                  Securities   Granted  cise  Expira Rates of Stock
        Name      Underlying   to Emp- Price    -        Price
                    Options    loyees   Per    tion   Appreciation
                    Granted      in    Share   Date    for Option
                      (1)      Fiscal                     Term
                                Year
                                                      5%       10%

   John        30,000(TPI)     4.6%     $8.10 2/16/07 $193,393    $519,638
   P. Appleton

   Jeffrey L.  10,000(TPI)     1.5%     $ 8.10 2/16/07  $ 64,464  $173,213
   Powell      15,000(THN)    16.5%     $11.43 2/16/07  $136,450  $366,634
                150(TMO)      0.01%(2)  $26.83 7/19/01  $  1,638  $  3,818

  Bruce J.      4,000(TPI)     0.6%     $ 8.10 2/16/07  $ 25,786  $69,285
  Taunt         3,000(THN)     3.3%     $11.43 2/16/07  $ 27,290  $73,327

   (1) In addition to the grant of options to purchase Common Stock of the Corporation (designated in the table as TPI), options have been granted during fiscal 1995 to the named executive officers to purchase the common stock of Thermo Electron (designated in the table as TMO) and Thermo Remediation (designated in the table as THN). All of the options granted during the fiscal year are immediately exercisable at the date of grant. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. The shares of common stock of Thermo Electron and
                                      A-12
PAGE

   Thermo Remediation shown in the table reflect a three-for-two split of each such stock effected on May 24, 1995 and March 31, 1995, respectively.

   (2) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

   (3) Options to purchase 15,000 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

   STOCK OPTIONS EXERCISED DURING FISCAL 1995

        The following table reports certain information regarding stock option exercises during fiscal 1995 and outstanding stock options held at the end of fiscal 1995 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1995.


   AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FISCAL 1995 YEAR-END OPTION
                           VALUES

                                                    Number of   Value of
                                                    Unexercised Unexercised
                                                    Options at  In-the-
                                    Shares          Fiscal      Money
                                    Acquire  Value  Year-end     Options
   Name           Company           d on     Realize(Exer-      (Exercisabl
                                    Exer-    d      cisable/    e/
                                    cise            Unexercisab Unexercisab
                                                    le) (1)     le)

   John P.        Thermo Process     --      --    215,000/0(3)  $ 19,500/0
   Appleton (2)   Thermo Remediation --      --     63,000/0     $387,450/0

   Jeffrey L.     Thermo Process    2,160 $13,651   73,800/0(4)  $126,328/0
   Powell         Thermo Remediation --      --    111,000/0(4)  $615,150/0
                  Thermo Electron   3,375 $63,686   25,650/0(5)  $197,808/0
                  Thermo Fibertek    --      --      2,000/0     $ 21,000/0

  Bruce J.        Thermo Process     --      --     42,000/0(4)  $ 49,960/0
  Taunt           Thermo Remediation --      --     18,000/0     $ 97,200/0
                  Remediation        --      --      1,875/0     $ 21,747/0


                                      A-13
PAGE

   (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable at the date of grant. However, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company.

   (2) Dr. Appleton has served as a vice president of Thermo Electron since 1975 and holds unexercised options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and Thermo Remediation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.

   (3) In addition to the terms described in footnote (1) above, shares acquired upon exercise of these options are restricted from resale until Dr. Appleton's retirement.

   (4) Of these options awarded to Mr. Powell and Mr. Taunt, options to purchase 15,000 shares each are subject to the following terms in addition to those described in footnote (1): In the event of the optionee's voluntary resignation or discharge for cause prior to February 8, 1998, all of the shares acquired upon exercise of these options are subject to repurchase by the Corporation at the exercise price. In addition, all shares acquired upon the exercise of these options are subject to restrictions on resale until February 8, 1998.

   (5) Options to purchase 15,000 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.












                                      A-14
PAGE

   SEVERANCE AND OTHER AGREEMENTS

        Thermo Electron has entered into severance agreements with several key employees, including Dr. Appleton. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreements, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. The benefit under these agreements is stated as an initial percentage which was established by the Board of Directors of Thermo Electron and was generally based upon the employee's age and length of service with Thermo Electron at the time of severence. Benefits are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to the employee's highest annual total remuneration in any 12-month period during the preceding three years. This benefit is reduced by 10% in each of the succeeding four years in which benefits are paid.
   The initial percentage to be so applied to Dr. Appleton is 40.1%. Assuming severance benefits would have been payable under such agreements as of July 1, 1995, Dr. Appleton would have received approximately $100,000 in the first year thereof from Thermo Electron.

   RELATIONSHIP WITH AFFILIATES

        Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, the Corporation has created Thermo Remediation as a majority-owned publicly held subsidiary. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries".)

        Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined,
   (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.
                                      A-15
PAGE

        To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron is also responsible for establishing internal policies and procedures. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

        The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. A subsidiary's participation in the Charter will terminate in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

        As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. Prior to January 1, 1995, the Corporation was assessed an annual fee equal to 1.25% of the
                                      A-16
PAGE

   Corporation's revenues for these services. Effective January 1, 1995, the fee has been reduced to 1.2% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1995, Thermo Electron assessed the Corporation $1,653,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

          From time to time, the Corporation may transact business in the ordinary course with other companies in the Thermo Group. All such transactions are on terms comparable to those the Corporation would receive from unaffiliated parties.

        As of April 1, 1995, $30,802,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The Corporation leases or subleases two office and manufacturing facilities from Thermo Electron. The total rental payments made to Thermo Electron during fiscal year 1995 under these agreements was $537,000.

        The Corporation and Thermo Electron entered into a development agreement under which Thermo Electron agreed to fund up to $4,000,000 of the direct and indirect costs of the Corporation's development of soil-remediation centers. In exchange for this funding, the Corporation granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under this agreement. The royalty payments may cease if the amounts paid by the Corporation yield a certain internal rate of return to Thermo Electron on
                                      A-17
PAGE
   the funds advanced to the Corporation under this agreement. The Corporation paid Thermo Electron royalties of $432,000 in fiscal 1995.

        In February 1995, the Corporation acquired all of the outstanding capital stock of Engineering, Technology and Knowledge Corporation and its subsidiary, Elson T. Killam Associate Inc. ("Killam") from Nord Est S.A., a French industrial company, for $12,566,000 in cash and a zero coupon promissory note with a then-present value of $22,300,000. In a related transaction, certain members of Killam's senior management exchanged options to purchase Killam's common stock for options to purchase the Corporation's Common Stock and canceled other options in exchange for cash payments in the aggregate amount of $1,922,000. The Corporation borrowed the cash portion of the purchase price, including cash used to collateralize the promissory note delivered to Nord Est S.A., from Thermo Electron through the issuance of a $38,000,000 promissory note that bears interest at the Commercial Paper Composite Rate as announced from time to time by Merrill Lynch Capital Markets plus 25 basis points and is due June 1, 1997. As of April 1, 1995, the Corporation owed Thermo Electron an aggregate of $56,116,000.

        Effective April 2, 1995, the Corporation agreed to dissolve the Thermo Terra Tech joint venture with Thermo Instrument Systems Inc. ("THI"), another subsidiary of Thermo Electron, and to purchase the businesses originally contributed to the joint venture by THI and formerly operated by the joint venture from THI for $34,267,000 in cash. The purchase price was based on the Corporation's determination (as approved by its Board of Directors) of the fair market value of the businesses, and the terms of the agreement for the purchase were determined by arms' length negotiation among the parties. As a result of this transaction, the Corporation increased its ownership in the businesses operated by the joint venture from 51% to 100%. The Corporation borrowed the purchase price from Thermo Electron through the issuance of a $35,000,000 promissory note that bears interest at the Commercial Paper Composite Rate as announced from time to time by Merrill Lynch Capital Markets plus 25 basis points and is due May 13, 1997.

        Thermo Electron owned approximately 80.85% of the Corporation's outstanding Common Stock on July 1, 1995.