Form 10-Q
period 1995-07-01
THERMO PROCESS SYSTEMS INC
filed 1995-08-09
CIK 796038

PAGE

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                  --------------------------------------------


                                    FORM 10-Q

   (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            July 1, 1995.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                Outstanding at July 28, 1995
        ----------------------------   ----------------------------
        Common Stock, $.10 par value               17,360,988
PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.



   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of July 1, 1995 and
       April 1, 1995 (In thousands)

                                                           July 1,  April 1,
                                                              1995      1995
                                                          --------  --------
   Current Assets:
    Cash and cash equivalents                             $ 31,416  $ 35,808
    Short-term available-for-sale investments,
     at quoted market value (amortized cost
     of $26,423 and $5,179)                                 26,402     5,155
    Accounts receivable, less allowances of
     $3,448 and $3,560                                      35,203    27,949
    Unbilled contract costs and fees                        16,098    16,481
    Inventories:
     Raw materials and supplies                              3,381     2,705
     Work in process and finished goods                        782        27
    Prepaid expenses                                         3,681     3,788
    Prepaid income taxes                                     8,920     8,228
                                                          --------  --------
                                                           125,883   100,141
                                                          --------  --------

   Property, Plant and Equipment, at Cost                  109,850    92,794

    Less:  Accumulated depreciation and amortization        34,845    33,057
                                                          --------  --------

                                                            75,005    59,737
                                                          --------  --------
   Long-term Available-for-sale Investments,
    at Quoted Market Value (amortized cost
    of $7,147 and $10,687)                                   7,132    10,564
                                                          --------  --------
   Long-term Held-to-maturity Investments,
    at Amortized Cost (quoted market value
    of $23,887 and $22,810)                                 22,978    22,569
                                                          --------  --------
   Other Assets                                             12,532    12,146
                                                          --------  --------
   Cost in Excess of Net Assets of Acquired Companies
    (Note 3)                                                73,653    66,516
                                                          --------  --------
                                                          $317,183  $271,673
                                                          ========  ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        2PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 1, 1995 and April 1, 1995 (In thousands except share amounts)

                                                           July 1,  April 1,
                                                              1995      1995
                                                          --------  --------
   Current Liabilities:
    Accounts payable                                      $  8,974  $  9,612
    Notes payable and current maturities of
     long-term obligations (includes $4,000
     due to parent company in fiscal 1995)                     778     4,652
    Billings in excess of revenues earned                    2,258     1,555
    Accrued payroll and employee benefits                    8,568     6,845
    Accrued and current deferred income taxes                2,290     1,773
    Other accrued expenses                                   7,620     7,892
    Due to parent company                                    2,761     3,116
                                                          --------  --------
                                                            33,249    35,445
                                                          --------  --------
   Deferred Income Taxes                                     4,484     4,116
                                                          --------  --------
   Other Deferred Items                                      1,103     1,057
                                                          --------  --------
   Long-term Obligations:
    6 1/2% Subordinated convertible debentures              18,547    18,547
    4 7/8% Subordinated convertible debentures (Note 4)     37,950         -
    Other (includes $88,000 and $53,000 due
     to parent company) (Note 2)                           113,664    78,304
                                                          --------  --------
                                                           170,161    96,851
                                                          --------  --------
    Minority Interest                                       26,529    56,603
                                                          --------  --------
    Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
      shares authorized; 17,428,362 and 17,414,322
      shares issued                                          1,743     1,741
     Capital in excess of par value                         53,723    53,559
     Retained earnings                                      25,676    21,727
     Treasury stock at cost, 76,374 and
      71,072 shares                                           (911)     (864)
     Cumulative translation adjustment                       1,448     1,526
     Net unrealized loss on available-for-sale
      investments                                              (22)      (88)
                                                          --------  --------
                                                            81,657    77,601
                                                          --------  --------
                                                          $317,183  $271,673
                                                          ========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   (b)Consolidated Statement of Income for the three months ended
      July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                          Three Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                          -------     -------
   Revenues:
    Service revenues                                      $46,294     $25,596
    Product revenues                                        3,562       3,268
                                                          -------     -------
                                                           49,856      28,864
                                                          -------     -------
   Costs and Operating Expenses:
    Cost of service revenues                               31,139      18,857
    Cost of product revenues                                3,313       2,811
    Selling, general and administrative expenses           11,686       5,454
    Product and new business development expenses             276         135
                                                          -------     -------
                                                           46,414      27,257
                                                          -------     -------

   Operating Income                                         3,442       1,607

   Interest Income                                          1,360         638
   Interest Expense (includes $1,208 and $84
    to parent company)                                     (2,273)       (423)
   Gain on Issuance of Stock by Subsidiary (Note 4)         2,742         229
   Gain on Sale of Investments (includes $608 on sale
    of related party debentures in fiscal 1995)                80         611
                                                          -------     -------

   Income Before Provision for Income Taxes and
    Minority Interest                                       5,351       2,662
   Provision for Income Taxes                               1,024         600
   Minority Interest Expense                                  378       1,181
                                                          -------     -------
   Net Income                                             $ 3,949     $   881
                                                          =======     =======
   Earnings per Share                                     $   .22     $   .05
                                                          =======     =======
   Weighted Average Shares                                 18,022      17,018
                                                          =======     =======



   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   (c)Consolidated Statement of Cash Flows for the three months ended July 1, 1995 and July 2, 1995 (In thousands)

                                                          Three Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                         --------    --------
   Operating Activities:
    Net income                                           $  3,949    $    881
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                         2,817       1,545
      Deferred costs from issuance of subordinated
       convertible debentures                              (1,061)          -
      Minority interest expense                               378       1,181
      Provision for losses on accounts receivable              28           -
      Other noncash expenses                                  101         437
      Increase in deferred income taxes                       376           -
      Gain on issuance of stock by subsidiary (Note 4)     (2,742)       (229)
      Gain on sale of investments                             (80)       (611)
      Changes in current accounts, excluding the
       effects of acquisition:
        Accounts receivable                                (2,123)        505
        Inventories and unbilled contract costs
         and fees                                            (304)        755
        Other current assets                                   72        (396)
        Current liabilities                                  (541)        575
                                                         --------   ---------
          Net cash provided by operating activities           870       4,643
                                                         --------    --------
   Investing Activities:
    Acquisition, net of cash acquired (Note 3)            (24,763)          -
    Purchase of minority interest in Thermo Terra
     Tech joint venture (Note 2)                          (34,267)          -
    Proceeds from sale and maturities of
     available-for-sale investments                         5,580      16,791
    Purchases of available-for-sale investments           (23,243)          -
    Purchases of property, plant and equipment             (4,034)       (841)
    Proceeds from sale of property, plant
     and equipment                                            229          24
    Purchase of other assets                                  (25)       (120)
                                                         --------    --------
          Net cash provided by (used in)
           investing activities                           (80,523)     15,854
                                                         --------    --------
   Financing Activities:
    Repayment of note payable to parent company (Note 4)   (4,000)          -
    Proceeds from issuance of subordinated convertible
     debentures (Note 4)                                   37,950           -
    Proceeds from issuance of Company and
     subsidiary common stock (Note 4)                       6,677       1,234
    Issuance of notes to parent company (Note 2)           35,000      15,000
    Other                                                       -          (8)
                                                         --------    --------
          Net cash provided by financing activities      $ 75,627    $ 16,226
                                                         --------    --------


                                        5PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   (c)Consolidated Statement of Cash Flows for the three months ended July 1, 1995 and July 2, 1994 (continued) (In thousands)

                                                          Three Months Ended
                                                         --------------------
                                                          July 1,     July 2,
                                                             1995        1994
                                                         --------    --------
   Exchange Rate Effect on Cash                          $   (366)   $     32
                                                         --------    --------
   Increase (Decrease) in Cash and Cash Equivalents        (4,392)     36,755
   Cash and Cash Equivalents at Beginning of Period        35,808      15,976
                                                         --------    --------
   Cash and Cash Equivalents at End of Period            $ 31,416    $ 52,731
                                                         ========    ========

   Cash Paid For:
    Interest                                             $  1,571    $    110
    Income taxes                                         $    176    $     67


   The accompanying notes are an integral part of these consolidated financial statements.


















                                        6PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - July 1, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Process Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the three-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of April 1, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1995, filed with the Securities and Exchange Commission.


   2.   Dissolution of Thermo Terra Tech Joint Venture

        Effective April 2, 1995, the Company and Thermo Instrument Systems Inc. (Thermo Instrument) dissolved their Thermo Terra Tech joint venture and the Company purchased the businesses formerly operated by the joint venture from Thermo Instrument for $34,267,000 in cash. As a result of this transaction, the Company increased its ownership in the businesses operated by the joint venture from 51% to 100%. Based on unaudited data, if the acquisition of Thermo Instrument's share of such businesses by the Company had occurred at the beginning of fiscal 1995, net income and earnings per share on a pro forma basis would have been $1,447,000 and $.09, respectively, for the three months ended July 2, 1994. The Company borrowed the purchase price from Thermo Electron Corporation (Thermo Electron) through the issuance of a $35 million promissory note that bears interest at the Commercial Paper Composite Rate plus 25 basis points and is due May 13, 1997.

        In June 1995, the Company transferred three businesses formerly operated by the joint venture, collectively known as the Nuclear Services Group, to the Company's Thermo Remediation Inc. (Thermo Remediation) subsidiary in exchange for 1,583,360 shares of Thermo Remediation common stock.


   3.   Acquisition

        On May 10, 1995, the Company acquired substantially all of the assets of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories). Lancaster Laboratories, based in Lancaster, Pennsylvania, is a provider of high-quality analytical services to the environmental, food, and pharmaceutical industries. The base

                                        7PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - July 1, 1995 (continued)


   3.   Acquisition (continued)

   purchase price for the assets was $19,174,000 in cash, plus the assumption of approximately $5,333,000 in bank indebtedness existing as of the closing of the acquisition. The Company has also agreed to pay an amount, not to exceed $600,000, if Lancaster Laboratories achieves certain performance goals through the period ending September 30, 1995. In no event will the aggregate purchase price, including bank indebtedness assumed by the Company, exceed $25,000,000, excluding cash acquired.

        The acquisition of Lancaster Laboratories has been accounted for using the purchase method of accounting, and its results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7,103,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on estimates of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company and Lancaster Laboratories on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1995.

                                                          Three Months Ended
                                                          ------------------
                                                          July 1,    July 2,
   (In thousands)                                            1995       1994
   -------------------------------------------------------------------------
   Revenues                                               $52,422    $36,066
   Net Income                                               3,995        672
   Earnings per Share                                         .22        .04

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1995.


   4.   Subsidiary Debenture Offering and Private Placement of Common Stock

        On May 4, 1995, the Company's Thermo Remediation subsidiary issued and sold $37,950,000 principal amount of 4 7/8% subordinated convertible debentures due 2000. The debentures are convertible into shares of Thermo Remediation's common stock at a conversion price of $17.92 per share and are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. In addition, Thermo Remediation sold 500,000 shares of its common stock at $13.25 per share in a private placement for net proceeds of $6,625,000, resulting in a gain of $2,742,000. In June 1995, Thermo Remediation repaid its $4,000,000 note payable to Thermo Electron with proceeds from the offerings. As of July 1, 1995, the Company owned 67.6% of Thermo Remediation's outstanding common stock.

                                        8PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a provider of environmental services and infrastructure planning and design, encompassing a range of specializations within the consulting and design, remediation and recycling, laboratory testing, and metal-treating industries.

        Consulting and Design - The Company's Bettigole Andrews & Clark and Normandeau Associates subsidiaries provide both private and public sector clients with a range of consulting services that address transportation planning and design, and natural resource management issues, respectively. In February 1995, the Company acquired Elson T. Killam Associates Inc. (Killam Associates), which provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. In August 1995, Bettigole Andrews & Clark became a subsidiary of Killam Associates and changed its name to Bettigole Andrews Clark & Killam Associates, Inc. Both Bettigole Andrews & Clark and Normandeau Associates were formerly part of the Thermo Terra Tech joint venture.

        In August 1994, the Company's Normandeau Associates added to its natural resource management offerings by acquiring RMC Environmental Services (RMC). RMC specializes in environmental science and hydropower consulting.

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary operates a network of soil-remediation centers, serving customers in more than a dozen states by providing thermal treatment of soil to remove and destroy petroleum contamination caused by leaking underground and aboveground storage tanks, spills, and other sources. In addition, Thermo Remediation's Thermo Fluids subsidiary, located in Arizona, offers fluids-recycling services including waste motor oil and wastewater treatment throughout Arizona and in neighboring states. Through the Nuclear Services Group (NSG), Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. NSG was formerly part of the Thermo Terra Tech joint venture. The Company's majority-owned J. Amerika N.V.
   (J. Amerika) subsidiary, to be renamed Thermo EuroTech N.V., located in the Netherlands, provides wastewater treatment services as well as services to test, remove and install underground storage tanks. In March, J. Amerika acquired Refining and Trading Holland B.V. (North Refinery), which specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Laboratory Testing - Thermo Analytical, another part of the former Thermo Terra Tech joint venture operates a network of analytical labs that provides environmental testing services to clients throughout the U.S., including government agencies. Recent acquisitions have expanded the range of the Company's testing services. The laboratory unit of the RMC acquisition extends the Company's offering of environmental lab services within the mid-Atlantic region. The May 1995 acquisition of Lancaster Laboratories expands the Company's range of contract services beyond environmental testing to the pharmaceutical- and food-testing industries.

                                    9PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Overview (continued)

        Metal Treating - The Company performs metallurgical processing services, using thermal-treatment equipment at locations in California and Minnesota. The Company also designs, manufactures, and installs advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan.

   Results of Operations

   First Quarter Fiscal 1996 Compared With First Quarter Fiscal 1995

        Total revenues in the first quarter of fiscal 1996 increased 73% to $49.9 million from $28.9 million in the first quarter of fiscal 1995. Consulting and design services revenues were $19.8 million in fiscal 1996, compared with $7.8 million in fiscal 1995. This increase results from the February 1995 acquisition of Killam Associates and, to a lesser extent, the August 1994 acquisition of RMC. Revenues from remediation and recycling services were $15.4 million in fiscal 1996, compared with $13.1 million in fiscal 1995. This increase reflects the inclusion of $2.9 million in revenues from businesses acquired during fiscal 1995, as well as an increase in revenues from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford). These increases were offset in part by lower revenues from several soil-remediation sites, which were affected by severe weather at one site, regulatory uncertainties at a second site, and competitive pricing pressures at several locations and, to a lesser extent, by a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE. Revenues from laboratory testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased to $7.5 million in the first quarter of fiscal 1996, from $1.9 million in fiscal 1995, reflecting the May 1995 acquisition of Lancaster Laboratories. Metal treating revenues increased to $7.2 million in fiscal 1996 from $6.1 million in fiscal 1995, due primarily to the Company's efforts to increase its nongovernment business.

        The gross profit margin increased to 31% in the first quarter of fiscal 1996 from 25% in the first quarter of fiscal 1995. The increased gross profit margin results principally from the inclusion of higher-margin Killam Associates revenues, offset in part by lower margins from remediation and recycling services revenues primarily due to a lower gross profit margin associated with revenues from the Hanford contract and lower revenues from radiochemistry laboratory work, due to a reduction in spending at the DOE.

        Selling, general and administrative expenses as a percentage of revenues increased to 23% in the first quarter of fiscal 1996 from 19% in the first quarter of fiscal 1995 due primarily to higher selling, general and administrative expenses as a percentage of revenues at Killam Associates.

                                       10PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   First Quarter Fiscal 1996 Compared With First Quarter Fiscal 1995
   (continued)

        Net interest expense was $913,000 in the first quarter of fiscal 1996, compared with net interest income of $215,000 in the first quarter of fiscal 1995. This change resulted primarily from funds expended to purchase from Thermo Instrument the businesses formerly operated by the Thermo Terra Tech joint venture, as well as the acquisitions of Killam Associates and Lancaster Laboratories. These expenditures were made from existing funds and borrowings from Thermo Electron. In addition, interest expense increased in fiscal 1996 due to the issuance of the 4 7/8% subordinated convertible debentures by Thermo Remediation in May 1995.

        As a result of the sale of stock by its Thermo Remediation subsidiary, the Company recorded gains of $2,742,000 in the first quarter of fiscal 1996 and $229,000 in the first quarter of fiscal 1995. The gains represent increases in the Company's proportionate share of the subsidiary's equity and are classified as gain on issuance of stock by subsidiary (Note 4).

        The provision for taxes in the first quarter of fiscal 1996 and 1995 was less than the federal statutory provision due primarily to nontaxable gains on sale of subsidiary stock in fiscal 1996 and the exclusion of income taxed directly to a minority partner in fiscal 1995.

        Minority interest expense decreased to $378,000 in the first quarter of fiscal 1996 from $1,181,000 in the first quarter of fiscal 1995 due primarily to the Company's purchase from Thermo Instrument of the businesses formerly operated by the Thermo Terra Tech joint venture, effective April 2, 1995 (Note 2).

   Financial Condition

   Liquidity and Capital Resources

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, increased to $92.6 million at July 1, 1995 from $64.7 million at April 1, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $65.0 million at July 1, 1995, compared with $51.5 million at April 1, 1995. Of the $65.0 million balance at July 1, 1995, $53.0 million was held by Thermo Remediation and the remainder by the Company and its wholly owned subsidiaries. During the first three months of fiscal 1996, the Company expended an aggregate of $59.0 million, net of cash acquired, to purchase Lancaster Laboratories and to purchase from Thermo Instrument the businesses formerly operated by the Thermo Terra Tech joint venture (Notes 2 and 3). In addition, the Company expended $4.0 million on property, plant and equipment, primarily relating to two new soil-remediation sites under construction. The Company plans to expend an additional $3.0 million on these sites in the remainder of fiscal 1996.


                                       11PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Liquidity and Capital Resources (continued)

        In May 1995, Thermo Remediation issued and sold $38 million principal amount of 4 7/8% subordinated convertible debentures due 2000. In addition, Thermo Remediation sold 500,000 shares of its common stock in a private placement for net proceeds of $6.6 million. In June 1995, Thermo Remediation repaid its $4.0 million note payable to Thermo Electron with proceeds from the offerings.

        Although the Company has no material capital expenditure commitments, except as noted above, such expenditures will largely be affected by the number of soil-remediation centers that can be developed or acquired during the year. The Company believes that it has adequate resources to meet the financial needs of its current operations for the foreseeable future.


   Part II - Other Information


   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated May 9, 1995, pertaining to the dissolution of the Company's joint venture with Thermo Instrument Systems Inc. and the acquisition of the businesses formerly owned by the joint venture.

        The Company filed a Current Report of Form 8-K dated May 10, 1995, pertaining to the acquisition of Lancaster Laboratories, Inc. The Company subsequently filed an amendment to such Current Report containing certain historical financial statements and pro forma combined condensed financial statements.












                                       12PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 1995.

                                      THERMO PROCESS SYSTEMS INC.



                                      Paul F. Kelleher
                                      ----------------------------
                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      John N. Hatsopoulos
                                      ----------------------------
                                      John N. Hatsopoulos
                                      Vice President and
                                      Chief Financial Officer
























                                       13PAGE

                                                                     Form 10-Q
                                                                  July 1, 1995
                           THERMO PROCESS SYSTEMS INC.



                                  EXHIBIT INDEX



   Exhibit Number    Document                                            Page
   --------------    ------------------------------------------------    ----

        4.1 Fiscal Agency Agreement dated as of May 4, 1995 between Thermo Remediation Inc. and Chemical Bank, pertaining to Thermo Remediation Inc.'s
                     4 7/8% Subordinated Convertible Debentures due 2000 (incorporated by reference from Exhibit 4.1 to Thermo Remediation Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 1995 [File No. 1-12636]).

        10.1 $3,000,000 Principal amount 4 7/8% Subordinated Convertible Debentures issued on May 4, 1995 to Olen & Co. for the account of Thermo Electron Corporation (incorporated by reference from
                     Exhibit 10.1 to Thermo Remediation Inc.'s
                     Quarterly Report on Form 10-Q for the quarter ended July 1, 1995 [File No. 1-12636]).

        27           Financial Data Schedule.














PAGE