Form 10-Q
period 1995-09-30
THERMO PROCESS SYSTEMS INC
filed 1995-11-06
CIK 796038

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                  --------------------------------------------


                                    FORM 10-Q

   (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            September 30, 1995.

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934.

                          Commission File Number 1-9549


                           THERMO PROCESS SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-2925807
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   81 Wyman Street, P.O. Box 9046
   Waltham, Massachusetts                                           02254-9046
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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                Outstanding at October 27, 1995
        ----------------------------   -------------------------------
        Common Stock, $.10 par value               17,391,348
PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of September 30, 1995 and April 1, 1995 (In thousands) (Unaudited)

                                                    September 30,   April 1,
                                                             1995       1995
                                                    -------------   --------

   Current Assets:
    Cash and cash equivalents                            $ 39,544   $ 35,808
    Short-term available-for-sale investments,
     at quoted market value (amortized cost
     of $25,478 and $5,179)                                25,469      5,155
    Accounts receivable, less allowances of
     $3,157 and $3,560                                     36,224     27,949
    Unbilled contract costs and fees                       16,396     16,481
    Inventories:
     Raw materials and supplies                             3,309      2,705
     Work in process and finished goods                       945         27
    Prepaid expenses                                        4,637      3,788
    Prepaid income taxes                                    9,012      8,228
                                                         --------   --------
                                                          135,536    100,141
                                                         --------   --------

   Property, Plant and Equipment, at Cost                 113,158     92,794

    Less:  Accumulated depreciation and amortization       36,492     33,057
                                                         --------   --------
                                                           76,666     59,737
                                                         --------   --------
   Long-term Available-for-sale Investments,
    at Quoted Market Value (amortized cost
    of $2,137 and $10,687)                                  2,108     10,564
                                                         --------   --------
   Long-term Held-to-maturity Investments,
    at Amortized Cost (quoted market value
    of $24,219 and $22,810)                                23,395     22,569
                                                         --------   --------
   Other Assets                                            12,435     12,146
                                                         --------   --------
   Cost in Excess of Net Assets of Acquired Companies
    (Notes 3 and 5)                                        68,183     66,516
                                                         --------   --------
                                                         $318,323   $271,673
                                                         ========   ========



   The accompanying notes are an integral part of these consolidated financial statements.

                                        2PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of September 30, 1995 and April 1, 1995 (In thousands except share amounts) (Unaudited)
                                                    September 30,   April 1,
                                                             1995       1995
                                                    -------------   --------
   Current Liabilities:
    Accounts payable                                     $ 10,222   $  9,612
    Notes payable and current maturities of
     long-term obligations (includes $4,000
     due to parent company in fiscal 1995)                  2,925      4,652
    Billings in excess of revenues earned                   3,084      1,555
    Accrued payroll and employee benefits                   8,671      6,845
    Accrued and current deferred income taxes               1,475      1,773
    Other accrued expenses                                  8,273      7,892
    Due to parent company                                   4,605      3,116
                                                         --------   --------
                                                           39,255     35,445
                                                         --------   --------
   Deferred Income Taxes                                    4,157      4,116
                                                         --------   --------
   Other Deferred Items                                     1,103      1,057
                                                         --------   --------
   Long-term Obligations:
    6 1/2% Subordinated convertible debentures             18,547     18,547
    4 7/8% Subordinated convertible debentures (Note 4)    37,950          -
    Other (includes $88,000 and $53,000 due
     to parent company) (Note 2)                          113,502     78,304
                                                         --------   --------
                                                          169,999     96,851
                                                         --------   --------
    Minority Interest                                      26,700     56,603
                                                         --------   --------
    Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
      shares authorized; 17,458,362 and 17,414,322
      shares issued                                         1,746      1,741
     Capital in excess of par value                        53,600     53,559
     Retained earnings                                     21,517     21,727
     Treasury stock at cost, 67,014 and
      71,072 shares                                          (799)      (864)
     Cumulative translation adjustment                      1,068      1,526
     Net unrealized loss on available-for-sale
      investments                                             (23)       (88)
                                                         --------   --------
                                                           77,109     77,601
                                                         --------   --------
                                                         $318,323   $271,673
                                                         ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (b)Consolidated Statement of Operations for the three months ended September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                      Three Months Ended
                                                  --------------------------
                                                  September 30,   October 1,
                                                           1995         1994
                                                  -------------   ----------
   Revenues:
    Service revenues                                    $48,736       $27,756
    Product revenues                                      5,046         3,259
                                                        -------       -------
                                                         53,782        31,015
                                                        -------       -------
   Costs and Operating Expenses:
    Cost of service revenues                             32,797        20,102
    Cost of product revenues                              4,445         2,706
    Selling, general and administrative expenses         11,547         6,043
    Product and new business development expenses           282           221
    Write-off of cost in excess of net assets of
     acquired company (Note 5)                            4,995             -
                                                        -------       -------
                                                         54,066        29,072
                                                        -------       -------

   Operating Income (Loss)                                 (284)        1,943

   Interest Income                                        1,406           787
   Interest Expense (includes $1,690 and $190
    to parent company)                                   (2,959)         (537)
   Gain on Issuance of Stock by Subsidiaries                  -           668
   Loss on Sale of Assets (Note 6)                         (569)            -
                                                        -------       -------
   Income (Loss) Before Provision for Income Taxes
    and Minority Interest                                (2,406)        2,861
   Provision for Income Taxes                             1,320           476
   Minority Interest Expense                                433         1,357
                                                        -------       -------
   Net Income (Loss)                                    $(4,159)      $ 1,028
                                                        =======       =======
   Earnings (Loss) per Share                            $  (.24)      $   .06
                                                        =======       =======
   Weighted Average Shares                               17,373        17,123
                                                        =======       =======



   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (b)Consolidated Statement of Operations for the six months ended September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)

                                                      Six Months Ended
                                                ----------------------------
                                                September 30,    October 1,
                                                         1995          1994
                                                -------------    ----------
   Revenues:
    Service revenues                                 $ 95,030      $ 53,352
    Product revenues                                    8,608         6,527
                                                     --------      --------
                                                      103,638        59,879
                                                     --------      --------
   Costs and Operating Expenses:
    Cost of service revenues                           63,936        38,959
    Cost of product revenues                            7,758         5,517
    Selling, general and administrative expenses       23,233        11,497
    Product and new business development expenses         558           356
    Write-off of cost in excess of net assets
     of acquired company (Note 5)                       4,995             -
                                                     --------      --------
                                                      100,480        56,329
                                                     --------      --------

   Operating Income                                     3,158         3,550

   Interest Income                                      2,766         1,425
   Interest Expense (includes $2,898 and $274 to
    parent company)                                    (5,232)         (960)
   Gain on Issuance of Stock by Subsidiaries
    (Note 4)                                            2,742           897
   Gain on Sale of Investments (includes $608 on sale
    of related party debentures in fiscal 1995)            80           611
   Loss on Sale of Assets (Note 6)                       (569)            -
                                                     --------      --------
   Income Before Provision for Income Taxes and
    Minority Interest                                   2,945         5,523
   Provision for Income Taxes                           2,344         1,076
   Minority Interest Expense                              811         2,538
                                                     --------      --------
   Net Income (Loss)                                 $   (210)     $  1,909
                                                     ========      ========
   Earnings (Loss) per Share                         $   (.01)     $    .11
                                                     ========      ========
   Weighted Average Shares                             17,362        17,071
                                                     ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (c)Consolidated Statement of Cash Flows for the six months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)

                                                        Six Months Ended
                                                   --------------------------
                                                   September 30,   October 1,
                                                            1995         1994
                                                   -------------    ---------

   Operating Activities:
    Net income (loss)                                   $   (210)   $  1,909
    Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                        5,870       3,166
      Write-off of cost in excess of net assets of
       acquired company (Note 5)                           4,995           -
      Loss on sale of assets (Note 6)                        569           -
      Minority interest expense                              811       2,538
      Provision for losses on accounts receivable            (21)       (168)
      Other noncash expenses                                 191         879
      Increase in deferred income taxes                       93           -
      Gain on issuance of stock by subsidiaries
       (Note 4)                                           (2,742)       (897)
      Gain on sale of investments                            (80)       (611)
      Changes in current accounts, excluding the
       effects of acquisitions:
        Accounts receivable                               (3,150)     (1,481)
        Inventories and unbilled contract costs and fees    (803)         37
        Other current assets                                (999)       (705)
        Current liabilities                                3,457         585
                                                        --------    --------
          Net cash provided by operating activities        7,981       5,252
                                                        --------    --------
   Investing Activities:
    Acquisitions, net of cash acquired (Note 3)          (25,404)     (5,491)
    Purchase of minority interest in Thermo Terra
     Tech joint venture (Note 2)                         (34,267)          -
    Purchases of available-for-sale investments          (23,299)          -
    Proceeds from sale and maturities of
     available-for-sale investments                       11,630      16,795
    Purchases of property, plant and equipment            (8,557)     (3,106)
    Proceeds from sale of property, plant and equipment      594          56
    Purchase of other assets                                 (26)       (120)
                                                        --------    --------
          Net cash provided by (used in) investing
           activities                                   $(79,329)   $  8,134
                                                        --------    --------





                                        6PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (c)Consolidated Statement of Cash Flows for the six months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited) (continued)

                                                        Six Months Ended
                                                   --------------------------
                                                   September 30,   October 1,
                                                            1995         1994
                                                   -------------    ---------

   Financing Activities:
    Net proceeds from issuance of subordinated
     convertible debentures (Note 4)                    $ 36,889    $      -
    Issuance of notes to parent company (Note 2)          35,000      15,000
    Repayment of note payable to parent company (Note 4)  (4,000)          -
    Proceeds from issuance of Company and subsidiary
     common stock (Note 4)                                 6,959       3,187
    Issuance of short-term obligations                     2,178           -
    Repayment of note payable                               (618)          -
    Dividends paid by subsidiary to minority
     shareholders                                           (551)       (343)
    Issuance of note receivable                             (401)       (700)
    Other                                                      -        (138)
                                                        --------    --------
          Net cash provided by financing activities       75,456      17,006
                                                        --------    --------
   Exchange Rate Effect on Cash                             (372)        530
                                                        --------    --------
   Increase in Cash and Cash Equivalents                   3,736      30,922
   Cash and Cash Equivalents at Beginning of Period       35,808      15,976
                                                        --------    --------
   Cash and Cash Equivalents at End of Period           $ 39,544    $ 46,898
                                                        ========    ========

   Cash Paid For:
    Interest                                            $  3,573     $    928
    Income taxes                                        $  2,846     $    956








   The accompanying notes are an integral part of these consolidated financial statements.


                                        7PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - September 30, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Process Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended September 30, 1995 and October 1, 1994, (b) the financial position at September 30, 1995, and (c) the cash flows for the six-month periods ended September 30, 1995 and October 1, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Dissolution of Thermo Terra Tech Joint Venture

        Effective April 2, 1995, the Company and Thermo Instrument Systems Inc. (Thermo Instrument) dissolved their Thermo Terra Tech joint venture and the Company purchased the businesses formerly operated by the joint venture from Thermo Instrument for $34,267,000 in cash. As a result of this transaction, the Company increased its ownership in the businesses operated by the joint venture from 51% to 100%. Based on unaudited data, if the acquisition of Thermo Instrument's share of such businesses by the Company had occurred at the beginning of fiscal 1995, net income and earnings per share on a pro forma basis would have been $1,321,000 and $.08, respectively, for the three months ended October 1, 1994, and $2,409,000 and $.14, respectively, for the six months ended October 1, 1994. The Company borrowed the purchase price from Thermo Electron Corporation (Thermo Electron) through the issuance of a $35,000,000 promissory note due May 13, 1997 and bearing interest at the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        In June 1995, the Company transferred three businesses formerly operated by the joint venture, collectively known as the Nuclear Services Group (renamed Thermo Nutech), to the Company's Thermo Remediation Inc. (Thermo Remediation) subsidiary in exchange for 1,583,360 shares of Thermo Remediation common stock.



                                        8PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - September 30, 1995
        (continued)


   3.   Acquisition

        On May 10, 1995, the Company acquired substantially all of the assets of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories). Lancaster Laboratories, based in Lancaster, Pennsylvania, is a provider of high-quality analytical services to the environmental, food, and pharmaceutical industries. The purchase price for the assets was $19,207,000 in cash, plus the assumption of approximately $5,333,000 in bank indebtedness existing as of the closing of the acquisition. The Company has also agreed to pay an additional $600,000 as a result of Lancaster Laboratories having achieved certain performance goals through the period ending September 30, 1995.

        The acquisition of Lancaster Laboratories has been accounted for using the purchase method of accounting, and its results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $7,736,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company and Lancaster Laboratories on a pro forma basis, assuming the companies had been combined from the beginning of fiscal 1995.

                             Three Months Ended         Six Months Ended
                             ------------------    -------------------------
   (In thousands except           October 1,       September 30,   October 1,
   per share amounts)                   1994                 1995        1994
   --------------------------------------------------------------------------

   Revenues                          $38,821              $106,204   $74,887
   Net Income (Loss)                   1,261                  (164)    1,933
   Earnings (Loss) per
    Share                                .07                  (.01)      .11

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of fiscal 1995.






                                        9PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   (d)  Notes to Consolidated Financial Statements - September 30, 1995
        (continued)

   4. Subsidiary Debenture Offering and Private Placement of Subsidiary Common Stock

        On May 4, 1995, Thermo Remediation issued and sold $37,950,000 principal amount of 4 7/8% subordinated convertible debentures due 2000. The debentures are convertible into shares of Thermo Remediation's common stock at a conversion price of $17.92 per share and are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. In addition, in May 1995, Thermo Remediation sold 500,000 shares of its common stock in a private placement at $13.25 per share for net proceeds of $6,625,000, resulting in a gain of $2,742,000. In June 1995, Thermo Remediation repaid its $4,000,000 note payable to Thermo Electron with proceeds from the offerings. As of September 30, 1995, the Company owned 67.7% of Thermo Remediation's outstanding common stock.


   5.   Write-off of Cost in Excess of Net Assets of Acquired Company

        Following the purchases of Killam Associates in February 1995, the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument in April 1995, and Lancaster Laboratories in May 1995, the primary growth focus of the Company has become environmental infrastructure services. The Company no longer expects to reinvest in the thermal-processing equipment business to the extent necessary to recover the "Cost in excess of net assets of acquired company" acquired with that business. Accordingly, the Company wrote off $4,995,000 of "Cost in excess of net assets of acquired company" associated with the thermal-processing equipment business. This noncash expense is nondeductible for tax purposes.


   6.   Loss on Sale of Assets

        During September 1995, the Company sold to a management group the assets of a small civil engineering design office in Williston, Vermont that was no longer included in the geographic expansion plans of the Company. An intangible asset of $569,000 associated with this office was not recovered in the sale price and, accordingly, has been written off. This noncash expense is nondeductible for tax purposes. Sales and earnings of this office were not material to the Company.





                                       10PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


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

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary operates a network of soil-remediation centers, serving customers in more than a dozen states by providing thermal treatment of soil to remove and destroy petroleum contamination caused by leaking underground and aboveground storage tanks, spills, and other sources. In addition, Thermo Remediation's Thermo Fluids subsidiary, located in Arizona, offers fluids-recycling services including waste motor oil and wastewater treatment throughout Arizona and in neighboring states. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. Thermo Nutech was formerly part of the Thermo Terra Tech joint venture. The Company's majority-owned J. Amerika N.V. (J. Amerika) subsidiary, to be renamed Thermo EuroTech N.V., located in the Netherlands, provides wastewater treatment services as well as services to test, remove and install underground storage tanks. In March 1995, J. Amerika acquired Refining and Trading Holland B.V. (North Refinery), which specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Laboratory Testing - Thermo Analytical operates a network of analytical laboratories that provide environmental testing services to commercial and government clients throughout the U.S. The May 1995 acquisition of Lancaster Laboratories expands the Company's range of contract services beyond environmental testing to the pharmaceutical- and food-testing industries.

        Metal Treating - The Company performs metallurgical processing services, using thermal-treatment equipment at locations in California and Minnesota. The Company also designs, manufactures, and installs advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan.



                                       11PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   Second Quarter Fiscal 1996 Compared With Second Quarter Fiscal 1995
   -------------------------------------------------------------------

        Total revenues in the second quarter of fiscal 1996 increased 73% to $53.8 million from $31.0 million in the second quarter of fiscal 1995. Consulting and design services revenues were $18.4 million in fiscal 1996, compared with $8.4 million in fiscal 1995. This increase results from the inclusion of revenues from Killam Associates which was acquired in February 1995. Revenues from remediation and recycling services were $17.1 million in fiscal 1996, compared with $14.2 million in fiscal 1995. An increase in revenues of $3.7 million resulted from the inclusion of revenues from businesses acquired in fiscal 1995 and, to a lesser extent, an increase in revenues from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford). These increases were offset in part by lower revenues resulting from a decrease in the volume of soil processed as a result of the regulatory uncertainties at one site, competitive pricing pressures at several locations and, to a lesser extent, a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE. Revenues from laboratory testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased to $10.2 million in the second quarter of fiscal 1996, from $2.1 million in fiscal 1995, reflecting the inclusion of revenues from Lancaster Laboratories, which was acquired in May 1995. Metal treating revenues increased to $8.1 million in fiscal 1996 from $6.3 million in fiscal 1995, due primarily to an increase in equipment sales.

        The gross profit margin increased to 31% in the second quarter of fiscal 1996 from 26% in the second quarter of fiscal 1995, due primarily to the inclusion of higher-margin Killam Associates revenues, offset in part by lower margins from remediation and recycling services revenues due primarily to a lower gross profit margin associated with revenues from the Hanford contract and a decrease in revenues from radiochemistry laboratory work.

        During the second quarter of fiscal 1996, the Company wrote off $4,995,000 of "Cost in excess of net assets of acquired company" related to its thermal-processing equipment business (Note 5). In addition, the Company incurred a loss of $569,000 as a result of the sale of an engineering office (Note 6). These noncash expenses are nondeductible for tax purposes.

        Selling, general and administrative expenses as a percentage of revenues increased to 21% in the second quarter of fiscal 1996 from 19% in the second quarter of fiscal 1995 due primarily to the inclusion of higher selling, general and administrative expenses as a percentage of revenues at Killam Associates.



                                       12PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Second Quarter Fiscal 1996 Compared With Second Quarter Fiscal 1995
   -------------------------------------------------------------------
   (continued)

        Net interest expense was $1.6 million in the second quarter of fiscal 1996, compared with net interest income of $250,000 in the second quarter of fiscal 1995. This change resulted primarily from funds expended to purchase the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument Systems Inc. (Thermo Instrument), as well as Killam Associates and Lancaster Laboratories. These expenditures were made from existing funds and borrowings from Thermo Electron Corporation (Thermo Electron). In addition, interest expense increased in fiscal 1996 due to the issuance of the 4 7/8% subordinated convertible debentures by Thermo Remediation in May 1995.

        As a result of the sale of stock by J. Amerika, the Company recorded a gain of $668,000 in the second quarter of fiscal 1995. The gain represents an increase in the Company's proportionate share of the subsidiary's equity and is classified as "Gain on issuance of stock by subsidiaries" in the accompanying statement of operations.

        The effective tax rate in the second quarter of fiscal 1996 was higher than the federal statutory rate due primarily to the nondeductible write-off of "Cost in excess of net assets of acquired company" and the "Loss on sale of assets." In fiscal 1995, the effective tax rate was less than the federal statutory rate due to the exclusion of income taxed directly to a minority partner.

        Minority interest expense decreased to $433,000 in the second quarter of fiscal 1996 from $1.4 million in the second quarter of fiscal 1995 due primarily to the Company's purchase of the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument, effective April 2, 1995 (Note 2).

   First Six Months Fiscal 1996 Compared With First Six Months Fiscal 1995
   -----------------------------------------------------------------------

        Total revenues in the first six months of fiscal 1996 increased 73% to $103.6 million from $59.9 million in the first six months of fiscal 1995. Consulting and design services revenues were $38.2 million in fiscal 1996, compared with $16.2 million in fiscal 1995. This increase results from the inclusion of revenues from Killam Associates, which was acquired in February 1995 and, to a lesser extent, the inclusion of revenues from RMC Environmental Services, Inc. (RMC) for the full six months of fiscal 1996, compared with approximately two months in fiscal 1995. Revenues from remediation and recycling services were $32.5 million in fiscal 1996, compared with $27.3 million in fiscal 1995. An increase in revenues of $6.7 million resulted from the inclusion of revenues from businesses acquired in fiscal 1995, as well as an increase in revenues from the Hanford contract. These increases were offset in part by lower revenues resulting from a decrease in the volume of soil processed as a result of regulatory


                                       13PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Six Months Fiscal 1996 Compared With First Six Months Fiscal 1995
   -----------------------------------------------------------------------
   (continued)

   uncertainties at one site, competitive pricing pressures at several locations and, to a lesser extent, a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE. Revenues from laboratory testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased to $17.7 million in fiscal 1996 from $4.0 million in fiscal 1995, reflecting the inclusion of revenues from Lancaster Laboratories, which was acquired in May 1995. Metal treating revenues increased to $15.3 million in fiscal 1996 from $12.4 million in fiscal 1995, due primarily to an increase in equipment sales.

        The gross profit margin increased to 31% in the first six months of fiscal 1996 from 26% in the first six months of fiscal 1995, due to the reasons discussed in the results of operations for the second quarter.

        Selling, general and administrative expenses as a percentage of revenues increased to 22% in the first six months of fiscal 1996 from 19% in the first six months of fiscal 1995 due primarily to the inclusion of higher selling, general and administrative expenses as a percentage of revenues at Killam Associates.

        Net interest expense was $2.5 million in the first six months of fiscal 1996, compared with net interest income of $465,000 in the first six months of fiscal 1995. This change resulted primarily from funds expended to purchase from the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument, as well as Killam Associates and Lancaster Laboratories. These expenditures were made from existing funds and borrowings from Thermo Electron. In addition, interest expense increased in fiscal 1996 due to the issuance of the 4 7/8% subordinated convertible debentures by Thermo Remediation in May 1995.

        As a result of the sale of stock by Thermo Remediation in fiscal 1996 and 1995 and by J. Amerika in fiscal 1995, the Company recorded gains of $2,742,000 in the first six months of fiscal 1996 and $897,000 in the first six months of fiscal 1995. The gains represent increases in the Company's proportionate share of the subsidiaries equity and are classified as "Gain on issuance of stock by subsidiaries" in the accompanying statement of operations (Note 4).




                                       14PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Six Months Fiscal 1996 Compared With First Six Months Fiscal 1995
   -----------------------------------------------------------------------
   (continued)

        The effective tax rate in the first six months of fiscal 1996 was higher than the federal statutory rate due primarily to the nondeductible write-off of "Cost in excess of net assets of acquired company" and the "Loss on sale of assets," offset in part by the nontaxable gains on issuance of stock by subsidiary. In fiscal 1995, the effective tax rate was less than the federal statutory rate due to the exclusion of income taxed directly to a minority partner.

        Minority interest expense decreased to $811,000 in the first six months of fiscal 1996 from $2.5 million in the first six months of fiscal 1995 due primarily to the Company's purchase of the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument, effective April 2, 1995 (Note 2).

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $96.3 million at September 30, 1995, compared with $64.7 million at April 1, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $67.1 million at September 30, 1995, compared with $51.5 million at April 1, 1995. Of the $67.1 million balance at September 30, 1995, $51.8 million was held by Thermo Remediation and the remainder by the Company and its wholly owned subsidiaries. During the first six months of fiscal 1996, the Company expended an aggregate of $59.0 million, net of cash acquired, to purchase Lancaster Laboratories and to purchase the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument (Notes 2 and 3). Balance sheet changes between April 1, 1995 and September 30, 1995 primarily reflect the acquisition of Lancaster Laboratories, and Thermo Remediation's issuance of convertible debentures and private placement of common stock discussed below. In addition, the Company expended $8.6 million on property, plant and equipment, primarily relating to two new soil-remediation sites under construction. The Company plans to expend an additional $2.8 million on these sites in the remainder of fiscal 1996.

        In May 1995, Thermo Remediation issued and sold $38 million principal amount of 4 7/8% subordinated convertible debentures due 2000. In addition, in May 1995, Thermo Remediation sold 500,000 shares of its common stock in a private placement for net proceeds of $6.6 million. In June 1995, Thermo Remediation repaid its $4.0 million note payable to Thermo Electron with proceeds from the offerings.


                                       15PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity and Capital Resources (continued)
   -------------------------------

        Although the Company has no material capital expenditure commitments, except as noted above, such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. Thermo Electron has indicated its intention to require the Company's indebtedness to Thermo Electron be repaid to the extent that the Company's liquidity and cash flow permit. Accordingly, the Company believes that it has adequate resources to meet the financial needs of its current operations for the foreseeable future.


   Part II - Other Information

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.























                                       16PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1995.

                                      THERMO PROCESS SYSTEMS INC.



                                      Paul F. Kelleher
                                      ----------------------------
                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      John N. Hatsopoulos
                                      ----------------------------
                                      John N. Hatsopoulos
                                      Vice President and
                                      Chief Financial Officer
























                                       17PAGE

                                                                     Form 10-Q
                                                            September 30, 1995
                           THERMO PROCESS SYSTEMS INC.



                                  EXHIBIT INDEX



   Exhibit Number    Document                                            Page
   --------------    ------------------------------------------------    ----

        27           Financial Data Schedule.