Form 10-Q
period 1995-12-30
THERMO TERRATECH INC
filed 1996-02-07
CIK 796038

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549


                  --------------------------------------------


                                    FORM 10-Q

   (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            December 30, 1995.

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934.

                          Commission File Number 1-9549


                              THERMO TERRATECH INC.
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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                Outstanding at January 26, 1996
        ----------------------------   -------------------------------
        Common Stock, $.10 par value               17,515,194
PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of December 30, 1995 and April 1, 1995 (In thousands) (Unaudited)

                                                    December 30,    April 1,
                                                            1995        1995
                                                    ------------    --------
   Current Assets:
    Cash and cash equivalents                           $ 28,309    $ 35,808
    Short-term available-for-sale investments,
     at quoted market value (amortized cost
     of $15,629 and $5,179)                               15,640       5,155
    Accounts receivable, less allowances of
     $3,162 and $3,560                                    47,822      27,949
    Unbilled contract costs and fees                      17,723      16,481
    Inventories:
     Raw materials and supplies                            3,041       2,705
     Work in process and finished goods                      809          27
    Prepaid expenses                                       4,262       3,788
    Prepaid income taxes                                  12,523       8,228
                                                        --------    --------
                                                         130,129     100,141
                                                        --------    --------

   Property, Plant and Equipment, at Cost                117,483      92,794

    Less:  Accumulated depreciation and amortization      38,087      33,057
                                                        --------    --------
                                                          79,396      59,737
                                                        --------    --------
   Long-term Available-for-sale Investments,
    at Quoted Market Value (amortized cost
    of $2,122 and $10,687)                                 2,121      10,564
                                                        --------    --------
   Long-term Held-to-maturity Investments,
    at Amortized Cost (quoted market value
    of $24,942 and $22,810)                               23,819      22,569
                                                        --------    --------
   Other Assets                                           12,321      12,146
                                                        --------    --------
   Cost in Excess of Net Assets of Acquired Companies
    (Notes 3 and 5)                                       88,705      66,516
                                                        --------    --------
                                                        $336,491    $271,673
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        2PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.

   (a)Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of December 30, 1995 and April 1, 1995 (In thousands except share amounts) (Unaudited)

                                                    December 30,    April 1,
                                                            1995        1995
                                                    ------------    --------
   Current Liabilities:
    Accounts payable                                    $ 13,723    $  9,612
    Notes payable and current maturities of
     long-term obligations (includes $15,000 and
     $4,000 due to parent company)                        17,741       4,652
    Billings in excess of revenues earned                  3,102       1,555
    Accrued payroll and employee benefits                  9,835       6,845
    Accrued and current deferred income taxes              2,373       1,773
    Other accrued expenses                                 9,802       7,892
    Due to parent company and Thermo Electron              3,328       3,116
                                                        --------    --------
                                                          59,904      35,445
                                                        --------    --------
   Deferred Income Taxes                                   4,150       4,116
                                                        --------    --------
   Other Deferred Items                                    1,014       1,057
                                                        --------    --------
   Long-term Obligations:
    6 1/2% Subordinated convertible debentures            18,547      18,547
    4 7/8% Subordinated convertible debentures (Note 4)   37,950           -
    Other (includes $73,000 and $53,000 due
     to parent company) (Note 2)                          98,882      78,304
                                                        --------    --------
                                                         155,379      96,851
                                                        --------    --------
   Minority Interest                                      31,766      56,603
                                                        --------    --------
   Shareholders' Investment:
    Common stock, $.10 par value, 30,000,000
     shares authorized; 17,502,621 and 17,414,322
     shares issued                                         1,750       1,741
    Capital in excess of par value                        59,041      53,559
    Retained earnings                                     23,104      21,727
    Treasury stock at cost, 49,082 and
     71,072 shares                                          (585)       (864)
    Cumulative translation adjustment                        962       1,526
    Net unrealized gain (loss) on available-for-sale
     investments                                               6         (88)
                                                        --------    --------
                                                          84,278      77,601
                                                        --------    --------
                                                        $336,491    $271,673
                                                        ========    ========
   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (b)Consolidated Statement of Income for the three months ended
      December 30, 1995 and December 31, 1994 (In thousands except per share amounts) (Unaudited)

                                                      Three Months Ended
                                                 ----------------------------
                                                  December 30, December 31,
                                                          1995         1994
                                                 -------------  -----------
   Revenues:
    Service revenues                                  $ 50,122      $ 30,642
    Product revenues                                     4,756         4,029
                                                      --------       -------
                                                        54,878        34,671
                                                      --------       -------
   Costs and Operating Expenses:
    Cost of service revenues                            34,906        22,901
    Cost of product revenues                             4,012         3,289
    Selling, general and administrative expenses        10,962         5,272
    Product and new business development expenses          259           287
                                                      --------      --------
                                                        50,139        31,749
                                                      --------      --------

   Operating Income                                      4,739         2,922

   Interest Income                                       1,236           778
   Interest Expense (includes $1,331 and $206
    to parent company)                                  (2,801)         (559)
   Gain on Issuance of Stock by Subsidiaries                 -           161
   Gain on Sale of Related Party Investments               100           138
                                                      --------      --------
   Income Before Provision for Income Taxes
    and Minority Interest                                3,274         3,440
   Provision for Income Taxes                            1,392           902
   Minority Interest Expense                               295         1,396
                                                      --------      --------
   Net Income                                         $  1,587      $  1,142
                                                      ========      ========
   Earnings per Share                                 $    .09      $    .07
                                                      ========      ========
   Weighted Average Shares                              18,313        17,155
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (b)Consolidated Statement of Income for the nine months ended
      December 30, 1995 and December 31, 1994 (In thousands except per share amounts) (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 December 30,   December 31,
                                                         1995           1994
                                                 ------------   ------------
   Revenues:
    Service revenues                                 $145,152       $ 83,994
    Product revenues                                   13,364         10,556
                                                     --------       --------
                                                      158,516         94,550
                                                     --------       --------
   Costs and Operating Expenses:
    Cost of service revenues                           98,842         61,860
    Cost of product revenues                           11,770          8,806
    Selling, general and administrative expenses       34,195         16,769
    Product and new business development expenses         817            643
    Write-off of cost in excess of net assets
     of acquired company (Note 5)                       4,995              -
                                                     --------       --------
                                                      150,619         88,078
                                                     --------       --------

   Operating Income                                     7,897          6,472

   Interest Income                                      4,002          2,203
   Interest Expense (includes $4,229 and $480
    to parent company)                                 (8,033)        (1,519)
   Gain on Issuance of Stock by Subsidiaries
    (Note 4)                                            2,742          1,058
   Gain on Sale of Investments (includes $746
    on sale of related party debentures in
    fiscal 1995)                                          180            749
   Loss on Sale of Assets (Note 6)                       (569)             -
                                                     --------       --------
   Income Before Provision for Income Taxes
    and Minority Interest                               6,219          8,963
   Provision for Income Taxes                           3,736          1,978
   Minority Interest Expense                            1,106          3,934
                                                     --------       --------
   Net Income                                        $  1,377       $  3,051
                                                     ========       ========
   Earnings per Share                                $    .08       $    .18
                                                     ========       ========
   Weighted Average Shares                             18,163         17,099
                                                     ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (c)Consolidated Statement of Cash Flows for the nine months ended December 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                                      Nine Months Ended
                                                -----------------------------
                                                December 30,    December 31,
                                                        1995            1994
                                                ------------    ------------
   Operating Activities:
    Net income                                      $  1,377        $  3,051
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                    9,148           5,507
      Write-off of cost in excess of net assets of
       acquired company (Note 5)                       4,995               -
      Loss on sale of assets (Note 6)                    569               -
      Minority interest expense                        1,106           3,934
      Provision for losses on accounts receivable        (59)            148
      Other noncash expenses                              51             371
      Increase in deferred income taxes                   93               -
      Gain on issuance of stock by subsidiaries
       (Note 4)                                       (2,742)         (1,058)
      Gain on sale of investments                       (180)           (749)
      Changes in current accounts, excluding the
       effects of acquisitions:
        Accounts receivable                           (2,207)         (1,629)
        Inventories and unbilled contract costs
         and fees                                     (1,716)            (66)
        Other current assets                            (155)         (1,177)
        Current liabilities                           (2,530)          1,695
                                                    --------        --------
          Net cash provided by operating activities    7,750          10,027
                                                    --------        --------
   Investing Activities:
    Acquisitions, net of cash acquired (Note 3)      (43,117)        (17,786)
    Purchase of minority interest in Thermo Terra
     Tech joint venture (Note 2)                     (34,267)              -
    Purchases of available-for-sale investments      (31,000)              -
    Proceeds from sale and maturities of
     available-for-sale investments                   29,295          18,250
    Purchases of property, plant and equipment       (12,076)         (4,524)
    Proceeds from sale of property, plant and
     equipment                                           683              61
    Purchase of other assets                            (383)           (445)
                                                    --------        --------
          Net cash used in investing activities     $(90,865)       $ (4,444)
                                                    --------        ---------








                                        6PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (c)Consolidated Statement of Cash Flows for the nine months ended December 30, 1995 and December 31, 1994 (In thousands) (Unaudited) (continued)

                                                      Nine Months Ended
                                                -----------------------------
                                                December 30,    December 31,
                                                        1995            1994
                                                ------------    ------------
   Financing Activities:
    Net proceeds from issuance of subordinated
     convertible debentures (Note 4)                $ 36,889        $      -
    Issuance of notes to parent company (Note 2)      35,000          19,000
    Repayment of note payable to parent company
     (Note 4)                                         (4,000)              -
    Proceeds from issuance of Company and
     subsidiary common stock (Note 4)                  7,405           3,865
    Issuance of short-term obligations                 2,178               -
    Repayment of note payable                           (660)              -
    Dividends paid by subsidiary to minority
     shareholders                                       (393)           (343)
    Issuance of notes receivable                        (401)           (700)
    Other                                                  -            (144)
                                                    --------        --------
          Net cash provided by financing
           activities                                 76,018          21,678
                                                    --------        --------
   Exchange Rate Effect on Cash                         (402)            327
                                                    --------        --------
   Increase (Decrease) in Cash and Cash Equivalents   (7,499)         27,588
   Cash and Cash Equivalents at Beginning of
    Period                                            35,808          15,976
                                                    --------        --------
   Cash and Cash Equivalents at End of Period       $ 28,309        $ 43,564
                                                    ========        ========
   Cash Paid For:
    Interest                                        $  6,044        $  1,168
    Income taxes                                    $  3,998        $  1,461


   The accompanying notes are an integral part of these consolidated financial statements.









                                        7PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (d)  Notes to Consolidated Financial Statements - December 30, 1995

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) (formerly Thermo Process Systems Inc.) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of
   (a) the results of operations for the three- and nine-month periods ended December 30, 1995 and December 31, 1994, (b) the financial position at December 30, 1995, and (c) the cash flows for the nine-month periods ended December 30, 1995 and December 31, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Dissolution of Thermo Terra Tech Joint Venture

        Effective April 2, 1995, the Company and Thermo Instrument Systems Inc. (Thermo Instrument) dissolved their Thermo Terra Tech joint venture and the Company purchased the businesses formerly operated by the joint venture from Thermo Instrument for $34,267,000 in cash. As a result of this transaction, the Company increased its ownership in the businesses operated by the joint venture from 51% to 100%. Based on unaudited data, if the acquisition of Thermo Instrument's share of such businesses by the Company had occurred at the beginning of fiscal 1995, net income and earnings per share on a pro forma basis would have been $1,429,000 and $.08, respectively, for the three months ended December 31, 1994, and $3,838,000 and $.22, respectively, for the nine months ended December 31, 1994. The Company borrowed the purchase price from Thermo Electron Corporation (Thermo Electron) through the issuance of a $35,000,000 promissory note due May 13, 1997 and bearing interest at the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        In June 1995, the Company transferred three businesses formerly operated by the joint venture, collectively known as the Nuclear Services Group (renamed Thermo Nutech), to the Company's Thermo Remediation Inc. (Thermo Remediation) subsidiary in exchange for 1,583,360 shares of Thermo Remediation common stock.



                                        8PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (d)  Notes to Consolidated Financial Statements - December 30, 1995
        (continued)

   3.   Acquisitions

        On May 10, 1995, the Company acquired substantially all of the assets of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories). Lancaster Laboratories, based in Lancaster, Pennsylvania, is a provider of high-quality analytical services to the environmental, food, and pharmaceutical industries. The purchase price for the assets was $19,807,000 in cash, plus the assumption of approximately $5,333,000 in bank indebtedness existing as of the closing of the acquisition.

        On December 8, 1995, the Company, through Thermo Remediation, acquired Remediation Technologies, Inc. (ReTec), a provider of integrated environmental services such as the remediation of industrial sites contaminated with organic wastes and residues. The purchase price of $29.7 million consisted of $18.5 million in cash, $3.7 million in Thermo Remediation's common stock and warrants, and approximately $7.5 million attributable to the conversion of outstanding ReTec stock options into Thermo Remediation's stock options.

        These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $28,766,000, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company, Lancaster Laboratories, and ReTec on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1995.

                            Three Months Ended          Nine Months Ended
                        -------------------------   -------------------------
   (In thousands except  December 30, December 31,  December 30, December 31,
   per share amounts)            1995         1994          1995         1994
   --------------------------------------------------------------------------

   Revenues                   $62,933     $55,719       $192,308    $149,576
   Net income                   1,050       3,245          1,502       6,095
   Earnings per share             .06         .19            .08         .36

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions been made at the beginning of fiscal 1995.




                                        9PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   (d)  Notes to Consolidated Financial Statements - December 30, 1995
        (continued)

   4. Subsidiary Debenture Offering and Private Placement of Subsidiary Common Stock

        On May 4, 1995, Thermo Remediation issued and sold $37,950,000 principal amount of 4 7/8% subordinated convertible debentures due 2000. The debentures are convertible into shares of Thermo Remediation's common stock at a conversion price of $17.92 per share and are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. In addition, in May 1995, Thermo Remediation sold 500,000 shares of its common stock in a private placement at $13.25 per share for net proceeds of $6,625,000, resulting in a gain of $2,742,000. In June 1995, Thermo Remediation repaid its $4,000,000 note payable to Thermo Electron with proceeds from the offerings. As of December 30, 1995, the Company owned 67.6% of Thermo Remediation's outstanding common stock.


   5.   Write-off of Cost in Excess of Net Assets of Acquired Company

        Following the purchases of Killam Associates in February 1995, the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument in April 1995, and Lancaster Laboratories in May 1995, the primary growth focus of the Company has become environmental infrastructure services. The Company no longer expects to reinvest in the thermal-processing equipment business to the extent necessary to recover the cost in excess of net assets of acquired company acquired with that business. Accordingly, in the second quarter of fiscal 1996, the Company wrote off $4,995,000 of cost in excess of net assets of acquired company associated with the thermal-processing equipment business. This noncash expense is nondeductible for tax purposes.


   6.   Loss on Sale of Assets

        During September 1995, the Company sold to a management group the assets of a small civil engineering design office in Williston, Vermont, that was no longer included in the geographic expansion plans of the Company. An intangible asset of $569,000 associated with this office was not recovered in the sale price and, accordingly, was written off during the second quarter of fiscal 1996. This noncash expense is nondeductible for tax purposes. Sales and earnings of this office were not material to the Company.




                                       10PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a provider of environmental services and infrastructure planning and design, encompassing a range of specializations within the consulting and design, remediation and recycling, laboratory testing, and metal-treating industries. The Company's environmental services businesses are affected by several factors, most particularly, extreme weather variations, government spending, and deregulation of remediation activities.

        Consulting and Design - The Company's wholly owned Bettigole Andrews & Clark and Normandeau Associates subsidiaries provide both private and public sector clients with a range of consulting services that address transportation planning and design, and natural resource management issues, respectively. In February 1995, the Company acquired Elson T. Killam Associates Inc. (Killam Associates), which provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management.

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary operates a network of soil-remediation centers, serving customers in more than a dozen states by providing thermal treatment of soil to remove and destroy petroleum contamination caused by leaking underground and aboveground storage tanks, spills, and other sources. In addition, Thermo Remediation's Thermo Fluids subsidiary, located in Arizona, offers fluids-recycling services including waste motor oil and wastewater treatment throughout Arizona and in neighboring states. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. In December 1995, Thermo Remediation acquired Remediation Technologies, Inc. (ReTec), which provides integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, provides wastewater treatment services as well as services to test, remove, and install underground storage tanks. In March 1995, EuroTech acquired Refining and Trading Holland B.V. (North Refinery), which specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Laboratory Testing - The Company's wholly owned Thermo Analytical subsidiary operates a network of analytical laboratories that provide environmental testing services to commercial and government clients throughout the U.S. The May 1995 acquisition of Lancaster Laboratories, Inc. (Lancaster Laboratories) expands the Company's range of contract services beyond environmental testing to the pharmaceutical- and food-testing industries.

        Metal Treating - The Company performs metallurgical processing services, using thermal-treatment equipment at locations in California and Minnesota. The Company also designs, manufactures, and installs advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan.
                                       11PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Results of Operations

   Third Quarter Fiscal 1996 Compared With Third Quarter Fiscal 1995
   -----------------------------------------------------------------

        Total revenues in the third quarter of fiscal 1996 increased 58% to $54.9 million from $34.7 million in the third quarter of fiscal 1995. Consulting and design services revenues were $17.9 million in fiscal 1996, compared with $9.1 million in fiscal 1995. This increase results from the inclusion of $10.2 million in revenues from Killam Associates, which was acquired in February 1995, offset in part by a decline in revenues due to the completion of a major contract in early fiscal 1995, and delays in contract approval by state governments due to budget constraints. Revenues from remediation and recycling services were $19.7 million in fiscal 1996, compared with $15.9 million in fiscal 1995. The increase in revenues was primarily due to the inclusion of $6.9 million in revenues from businesses acquired in fiscal 1995 and 1996, and an increase of $0.8 million in revenues from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford). These increases were offset in part by lower soil-remediation services revenues resulting from competitive pricing pressures and a decrease in the volume of soil processed as a result of the ongoing regulatory uncertainties at two sites. Revenues from radiochemistry laboratory work decreased, reflecting a reduction in spending at the DOE. Revenues from laboratory testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased to $9.8 million in fiscal 1996 from $2.5 million in fiscal 1995, reflecting the inclusion of $8.2 million in revenues from Lancaster Laboratories, which was acquired in May 1995, offset in part by a decline in revenues due to reduced federal spending and a shift in business from existing sites to the newly acquired Lancaster Laboratories. Metal treating revenues increased to $7.7 million in fiscal 1996 from $7.2 million in fiscal 1995, due primarily to an increase in equipment sales.

        The gross profit margin increased to 29% in the third quarter of fiscal 1996 from 24% in the third quarter of fiscal 1995, due to the inclusion of higher-margin revenues from Killam Associates, offset in part by lower margins from remediation and recycling services revenues due primarily to a lower gross profit margin associated with the newly acquired ReTec, competitive pricing pressures, and a reduction in radiochemistry laboratory work.

        Selling, general and administrative expenses as a percentage of revenues increased to 20% in the third quarter of fiscal 1996 from 15% in the third quarter of fiscal 1995 due primarily to the inclusion of higher selling, general and administrative expenses as a percentage of revenues at Killam Associates.




                                       12PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Third Quarter Fiscal 1996 Compared With Third Quarter Fiscal 1995
   -----------------------------------------------------------------
   (continued)

        Net interest expense was $1.6 million in the third quarter of fiscal 1996, compared with net interest income of $219,000 in the third quarter of fiscal 1995. This change resulted primarily from funds expended to purchase the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument Systems Inc. (Thermo Instrument), as well as Killam Associates and Lancaster Laboratories. These expenditures were made from existing funds and borrowings from Thermo Electron Corporation (Thermo Electron). In addition, interest expense increased in fiscal 1996 due to the issuance of $38 million principal amount of 4 7/8% subordinated convertible debentures by Thermo Remediation in May 1995.

        As a result of the sale of stock by Thermo EuroTech, the Company recorded a gain of $161,000 in the third quarter of fiscal 1995. The gain represents an increase in the Company's proportionate share of the subsidiary's equity and is classified as gain on issuance of stock by subsidiaries in the accompanying statement of income.

        The effective tax rate in the third quarter of fiscal 1996 was higher than the statutory federal income tax rate due primarily to state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies. In fiscal 1995, the effective tax rate was less than the statutory federal income tax rate due to the exclusion of income taxed directly to a minority partner.

        Minority interest expense decreased to $295,000 in the third quarter of fiscal 1996 from $1.4 million in the third quarter of fiscal 1995 due primarily to the Company's purchase of the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument, effective April 2, 1995 (Note 2).

   First Nine Months Fiscal 1996 Compared With First Nine Months Fiscal 1995
   -------------------------------------------------------------------------

        Total revenues in the first nine months of fiscal 1996 increased 68% to $158.5 million from $94.6 million in the first nine months of fiscal 1995. Consulting and design services revenues were $56.1 million in fiscal 1996, compared with $25.3 million in fiscal 1995. This increase results from the inclusion of $30.5 million in revenues from Killam Associates, which was acquired in February 1995. Revenues from remediation and recycling services were $52.2 million in fiscal 1996, compared with $43.2 million in fiscal 1995. The increase in revenues was primarily due to the inclusion of $11.3 million in revenues from businesses acquired in fiscal 1995 and 1996, and an increase of $3.1 million in revenues from the Hanford contract. These increases were offset in part by lower soil-remediation services revenues resulting from a decrease in the volume of soil processed as a result of regulatory uncertainties at several sites, severe weather conditions at another site, and competitive pricing pressures. Revenues


                                       13PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months Fiscal 1996 Compared With First Nine Months Fiscal 1995
   -------------------------------------------------------------------------
   (continued)

   from radiochemistry laboratory work decreased, reflecting a reduction in spending at the DOE. Revenues from laboratory testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased to $27.4 million in fiscal 1996 from $6.5 million in fiscal 1995, reflecting the inclusion of $22.1 million in revenues from Lancaster Laboratories, which was acquired in May 1995, offset in part by the reasons discussed in the results of operations for the third quarter. Metal treating revenues increased to $23.0 million in fiscal 1996 from $19.6 million in fiscal 1995, due primarily to an increase in equipment sales.

        The gross profit margin increased to 30% in the first nine months of fiscal 1996 from 25% in the first nine months of fiscal 1995, due to the inclusion of higher-margin revenues from Killam Associates, offset in part by lower margins from remediation and recycling services revenues primarily due to competitive pricing pressures, and a reduction in radiochemistry laboratory work.

        During the second quarter of fiscal 1996, the Company wrote off $4,995,000 of cost in excess of net assets of acquired company related to its thermal-processing equipment business (Note 5). In addition, in the second quarter of fiscal 1996, the Company incurred a loss of $569,000 as a result of the sale of an engineering office (Note 6). These noncash expenses are nondeductible for tax purposes.

        Selling, general and administrative expenses as a percentage of revenues increased to 22% in the first nine months of fiscal 1996 from 18% in the first nine months of fiscal 1995 due primarily to the inclusion of higher selling, general and administrative expenses as a percentage of revenues at Killam Associates.

        Net interest expense was $4.0 million in the first nine months of fiscal 1996, compared with net interest income of $684,000 in the first nine months of fiscal 1995, due to the reasons discussed in the results of operations for the third quarter.

        As a result of the sale of stock by Thermo Remediation in fiscal 1996 and 1995 and by Thermo EuroTech in fiscal 1995, the Company recorded gains of $2,742,000 in the first nine months of fiscal 1996 and $1,058,000 in the first nine months of fiscal 1995. These gains represent increases in the Company's proportionate share of the subsidiaries' equity and are classified as gain on issuance of stock by subsidiaries in the accompanying statement of income (Note 4).



                                       14PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months Fiscal 1996 Compared With First Nine Months Fiscal 1995
   -------------------------------------------------------------------------
   (continued)

        The effective tax rate in the first nine months of fiscal 1996 was higher than the statutory federal income tax rate due primarily to the nondeductible write-off of cost in excess of net assets of acquired company and the loss on sale of assets, offset in part by the nontaxable gains on issuance of stock by subsidiaries. In fiscal 1995, the effective tax rate was less than the statutory federal income tax rate primarily due to the exclusion of income taxed directly to a minority partner.

        Minority interest expense decreased to $1.1 million in the first nine months of fiscal 1996 from $3.9 million in the first nine months of fiscal 1995 due primarily to the Company's purchase of the businesses formerly operated by the Thermo Terra Tech joint venture (Note 2).

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, was $70.2 million at December 30, 1995, compared with $64.7 million at April 1, 1995. Cash, cash equivalents, and short- and long-term available-for-sale investments were $46.1 million at December 30, 1995, compared with $51.5 million at April 1, 1995. Of the $46.1 million balance at December 30, 1995, $37.0 million was held by Thermo Remediation, $0.4 million by Thermo EuroTech, and the remainder by the Company and its wholly owned subsidiaries. During the first nine months of fiscal 1996, the Company expended an aggregate of $77.4 million, net of cash acquired, to purchase Lancaster Laboratories, ReTec, and the businesses formerly operated by the Thermo Terra Tech joint venture from Thermo Instrument (Notes 2 and 3). Changes in balance sheet accounts between April 1, 1995 and December 30, 1995 primarily reflect the acquisitions of Lancaster Laboratories and ReTec, and Thermo Remediation's issuance of subordinated convertible debentures and private placement of common stock discussed below. In addition, the Company expended $12.1 million on purchases of property, plant and equipment, primarily relating to two new soil-remediation sites under construction. The Company plans to expend an additional $2.0 million on one of these sites still under construction in the fourth quarter of fiscal 1996.

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



                                       15PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity and Capital Resources (continued)
   -------------------------------

        As of December 30, 1995, the Company had outstanding obligations to Thermo Electron Corporation, through the issuance of promissory notes due April 1996 through June 1997, of $88 million. Thermo Electron has indicated its intention to require the Company's indebtedness to Thermo Electron be repaid to the extent that the Company's liquidity and cash flow permit. Although the Company has no material capital expenditure commitments, except as noted above, such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. The Company believes that it has adequate resources to meet the financial needs of its current operations for the foreseeable future.


   PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

        On December 13, 1995, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1996. The directors reelected at the meeting were: John P. Appleton, John
   N. Hatsopoulos, Donald E. Noble, William A. Rainville, Paul E. Tsongas, and Polyvios C. Vintiadis. Dr. John P. Appleton received 16,518,712 shares voted in favor of his election and 193,515 shares voted against; Mr. John
   N. Hatsopoulos received 16,696,767 shares voted in favor of his election and 15,460 shares voted against; Mr. Donald E. Noble received 16,696,679 shares voted in favor of his election and 15,548 shares voted against; Mr. William A. Rainville received 16,696,784 shares voted in favor of his election and 15,443 shares voted against; Mr. Paul E. Tsongas received 16,688,031 shares voted in favor of his election and 24,196 shares voted against; and Mr. Polyvios C. Vintiadis received 16,696,783 shares voted in favor of his election and 15,444 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Company's Certificate of Incorporation to change the Company's name to Thermo TerraTech Inc. as follows: 16,514,948 shares voted in favor of the proposal, 13,008 shares voted against, and 8,668 shares abstained. There were 175,603 broker nonvotes recorded on the proposal.

        The shareholders also approved a proposal to amend the Company's Directors' Stock Option Plan to change the formula for the award of stock options to outside directors to purchase common stock of the Company and its majority-owned subsidiaries as follows: 16,440,870 shares voted in favor of the proposal, 49,622 shares voted against, and 201,308 shares abstained. There were 20,427 broker nonvotes recorded on the proposal.


                                       16PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


   PART II - Other Information (continued)

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated December 8, 1995, pertaining to the acquisition of Remediation Technologies, Inc. On January 19, 1996, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

        The Company filed a Current Report on Form 8-K, dated December 13, 1995, pertaining to the change of the Company's name to Thermo TerraTech Inc.













                                       17PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of February 1996.

                                      THERMO TERRATECH INC.



                                      Paul F. Kelleher
                                      ------------------------
                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      John N. Hatsopoulos
                                      ------------------------
                                      John N. Hatsopoulos
                                      Vice President and
                                      Chief Financial Officer
























                                       18PAGE

                                                                     Form 10-Q
                                                             December 30, 1995
                              THERMO TERRATECH INC.


                                  EXHIBIT INDEX
                                  -------------


   Exhibit Number    Document                                            Page
   --------------    ------------------------------------------------    ----

        27           Financial Data Schedule.