Form 10-K
period 1996-03-30
THERMO TERRATECH INC
filed 1996-05-31
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended March 30, 1996

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 24, 1996, was approximately $41,619,000.

   As of May 24, 1996, the Registrant had 17,647,504 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended March 30, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 25, 1996, are incorporated by reference into Part III.
PAGE

                                      PART I

  Item 1. Business

   (a) General Development of Business.

       Thermo TerraTech Inc. (the Company or the Registrant, formerly Thermo Process Systems Inc.) is a provider of environmental services and infrastructure planning and design services, encompassing a range of specializations within the consulting and design, remediation and recycling, and laboratory-testing industries. The Company also provides metal-treating services and thermal-processing systems used to treat primary metals and metal parts.

       The Company offers engineering, consulting, and design services in the areas of municipal and industrial water quality management; bridge and highway construction and reconstruction; and natural resource management. While each of its consulting and design subsidiaries separately offers its services to public- and private-sector clients, they are also able to combine their strengths to provide clients with joint solutions to their engineering, consulting, and design problems.

       The Company is a leading national provider of contaminated soil-remediation services and a leading regional supplier of fluids-remediation services. The Company also provides consulting and environmental management services, and is a major supplier of nuclear-remediation and safety services at radioactively contaminated sites. The Company's majority-owned, publicly held Thermo Remediation Inc. (Thermo Remediation) subsidiary, a national leader in the design and operation of nonhazardous soil-remediation facilities, operates a network of such facilities serving customers in more than a dozen states along the East and West Coasts. In December 1995, Thermo Remediation acquired Remediation Technologies, Inc. (ReTec), a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. The purchase price for ReTec of $29.7 million consisted of $18.5 million in cash, shares of Thermo Remediation common stock and warrants valued at $3.7 million, and approximately $7.5 million attributable to the conversion of outstanding ReTec stock options into Thermo Remediation stock options of equivalent intrinsic value at the date of the acquisition. Thermo Remediation's Thermo Nutech division also provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory, and dosimetry services. Thermo Remediation's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils. As of March 30, 1996, the Company owned 65.9% of Thermo Remediation's common stock and holds a $2,650,000 principal amount 3 7/8% subordinated convertible note due 2000 issued by Thermo Remediation, convertible into shares of Thermo Remediation common stock at a conversion price of $9.83 per share.

       The Company's majority-owned Thermo EuroTech N.V. (formerly Beheersmaatschappij J. Amerika N.V.) subsidiary is a provider of fluids-recycling and other environmental services in the Netherlands. As of March 30, 1996, the Company owned 62% of the outstanding common stock of Thermo EuroTech.
                                        2PAGE

       The Company's Thermo Analytical subsidiary operates a network of analytical laboratories that provide comprehensive laboratory-based environmental testing, analysis, and related services to detect and measure organic contaminants in samples of soil, water, air, industrial wastes, mixed wastes, and biological materials. In May 1995, the Company acquired substantially all of the assets of Lancaster Laboratories, Inc. and its affiliate Clewmark Holdings (collectively Lancaster Laboratories) for $25.3 million in cash, which included the repayment of $5.3 million of debt. Lancaster Laboratories, based in Lancaster, Pennsylvania, is a provider of high-quality analytical services to the environmental, food, and pharmaceutical industries.

       The Company performs metallurgical processing services using thermal-treatment equipment at locations in California and Minnesota. The Company also designs, manufactures, and installs computer-controlled, custom-engineered, thermal-processing systems used to treat primary metal and metal parts.

       Effective April 2, 1995, the Company and Thermo Instrument Systems Inc. (Thermo Instrument) agreed to dissolve their environmental services joint venture (the joint venture). The Company purchased the businesses formerly operated by the joint venture from Thermo Instrument for $34.3 million in cash. To finance this transaction, the Company issued to Thermo Electron Corporation (Thermo Electron) a $35.0 million promissory note that bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter, and is due May 13, 1997. In June 1995, the Company transferred three businesses formerly operated by the joint venture, collectively known as Thermo Nutech, to Thermo Remediation in exchange for 1,583,360 shares of Thermo Remediation common stock.

       The Company was incorporated on May 30, 1986, as an indirect, wholly owned subsidiary of Thermo Electron. Prior to its incorporation, the Company's operations were conducted by two wholly owned subsidiaries of Thermo Electron. As of March 30, 1996, Thermo Electron owned 14,501,958 shares of the common stock of the Company, representing 83% of such stock then outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments and a manufacturer of biomedical products including heart-assist systems and mammography systems; papermaking and recycling equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also conducts advanced technology research and development.

       Thermo Electron has announced that it may repurchase shares of the Company's common stock from time to time in the open market or in negotiated transactions. During fiscal 19961, Thermo Electron purchased 576,700 shares of the Company's common stock in the open market for a total price of $7,419,000.



  1 References to fiscal 1996, 1995, and 1994 herein are for the fiscal years ended March 30, 1996, April 1, 1995, and April 2, 1994, respectively.
                                        3PAGE

  (b)  Financial Information About Industry Segments.

       The Company conducts business in one segment, environmental services. Within this segment, the principal products and services are: consulting and design, remediation and recycling services and laboratory-based testing. The Company also provides specialized metal-treating services including the design, manufacture, and installation of advanced custom-engineered thermal-processing systems.

  (c)  Description of Business.

       (i) Principal Services and Products

  Consulting and Design Services

       The Company provides a wide range of environmental consulting services to private- and public-sector clients. These services include the design and inspection of water supply and wastewater treatment facilities; investigations of different methods to clean up hazardous waste sites; assistance in obtaining government permits; transportation-related and similar types of infrastructure engineering, survey, and land-use planning; and support services which include mechanical, electrical, and structural engineering. In addition, the Company provides natural resource management services including environmental impact studies.

       The Company is a leading provider of comprehensive environmental consulting and professional engineering services in selected areas of the United States. Through the February 1995 acquisition of Elson T. Killam Associates (Killam Associates), the Company is a leader in the design, planning, and construction supervision of municipal and privately owned water treatment plants, waste treatment plants, and hazardous wastewater facilities. The Company specializes in full-service contract operations to plant owners in the public and private sectors. These services facilitate regulatory compliance; optimize day-to-day plant operations; reduce costs; provide competent, experienced personnel; and promote good community relations.

       The Company provides a broad range of bridge and highway engineering services through its Bettigole Andrews & Clark subsidiary.

       The Company's Normandeau Associates subsidiary's environmental impact assessments and mitigation/restoration studies help determine water quality, promote the safety of wildlife, and assist clients in meeting environmental permitting and licensing requirements. Normandeau Associates is a leading provider of aquatic biology expertise and ecological risk assessment to electric utility plants throughout the country.

       The market for the Company's environmental analysis and field services consists primarily of customers who need to comply with federal, state, and local regulations that relate to environmental protection, the management and treatment of hazardous wastes, and the need to upgrade and expand infrastructure in response to economic development. These customers typically rely on independent laboratories and environmental science and engineering consultants, such as the Company's, for ongoing analysis and monitoring of such wastes and direction for compliance with various environmental regulations.
                                        4PAGE

       A substantial portion of the Company's consulting and design services sales are made to existing customers on a repeat basis. Consulting and design services are often performed as multi-year studies. In addition to federal, state, and local governments, customers include public utilities, consulting and construction engineers, waste management companies, oil refineries, mining companies, chemical manufacturers, architectural and engineering firms, and a variety of service companies involved with real estate transactions.

       During fiscal 1996, 1995, and 1994, the Company derived revenues of $74.0 million, $40.3 million, and $29.7 million, respectively, from consulting and design services.

  Remediation and Recycling Services

       The Company is a leading national provider of contaminated soil-remediation services and a leading regional supplier of fluids-remediation services. The Company also provides consulting and environmental management services, and is a major supplier of nuclear remediation and safety services at radioactively contaminated sites.

       The Company's Thermo Remediation subsidiary, a national leader in the design and operation of nonhazardous soil-remediation facilities, operates a network of such facilities serving customers in more than a dozen states along the East and West coasts. Headquartered in Florida, Thermo Remediation operates fully permitted, environmentally secure soil-remediation centers in California, Florida, Maryland, New York, Oregon, South Carolina, Virginia, and Washington. Thermo Remediation thermally treats soil to remove and destroy hydrocarbon contamination caused by leaking underground storage tanks, aboveground storage tanks, spills accumulated at manufactured-gas plants and refineries, and other sources. The Company's strategy is to compete by providing its customers with protection from environmental liabilities under federal, state, and local law and superior service at competitive prices. Customers, particularly large national accounts, choose Thermo Remediation's services rather than those of other remediation companies and landfills because of Thermo Remediation's stringent pre-screening and documentation procedures, state-of-the-art facilities, thorough processing technology, post-treatment certification, and affiliation with Thermo Electron. Accordingly, the majority of Thermo Remediation's revenues are derived from larger liability-conscious companies, including the major oil companies and their affiliated service stations, public utilities, large industrial companies, and car rental companies, as well as the federal government, the military, and certain municipal governments and agencies.

       The Company and Thermo Electron entered into a development agreement under which Thermo Electron funded $4.0 million of the direct and indirect costs of the Company's development of soil-remediation centers. In exchange for this funding, the Company granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under the agreement. The Company recorded contract revenues of $776,000 under the agreement for development costs expended in fiscal 1994. As of October 2, 1993, funding under the agreement was complete. The Company paid royalties of $332,000, $432,000, and $351,000 in fiscal 1996, 1995, and, 1994, respectively, to
  Thermo Electron.
                                        5PAGE

       In December 1995, Thermo Remediation acquired ReTec, a provider of consulting, engineering, and on-site services to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. ReTec provides particular expertise in managing wastes from manufactured-gas plants, refineries, and railroad properties. As a leader in the application of bioremediation technologies, with 17 offices located in 16 states, ReTec was the first firm to successfully employ bioremediation as the principal technology to clean up a Superfund site. In addition, ReTec offers a broad array of remedial solutions, all of which are applied from a risk management perspective. ReTec concentrates on providing its clients with low-cost and innovative solutions to complex problems. For example, ReTec has led successful brownfield redevelopment projects that have helped transform contaminated properties into productive assets.

       Thermo Remediation's Thermo Nutech division also provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory, and dosimetry services. Over the past 30 years, Thermo Nutech's health physics group has conducted hundreds of radiological surveys of soil contaminated with low levels of radioactivity. To reduce the high cost of cleanup and disposal, Thermo Nutech is developing a range of automated, technology-based services for radioactive soil remediation, some of which are based on proprietary technologies. For example, the Company's segmented-gate system automatically assays and separates radioactively contaminated soil from uncontaminated soil. This technology has been used to remediate more than 100,000 tons of plutonium-contaminiated soil on Johnston Atoll under an ongoing contract with the Nuclear Defense Agency, as well as to process soils at the DOE's Savannah River site. Thermo Nutech also provides health physics and industrial hygiene services in support of environmental investigation and remediation projects, including site surveys for radioactive materials and on-site sampling and analysis in support of radiological decontamination programs, and operates radiochemistry laboratories that provide a range of analytical laboratory services to the nuclear utility and environmental industries. The Company's Thermo Nutech division has been negatively affected by reduced federal spending on remediation of nuclear sites.

       The Company, through its Thermo Fluids subsidiary, collects, tests, processes, and recycles used motor oil and other industrial oils. In addition, the Company collects and recycles oily water and oil filters. Thermo Fluids has collection facilities located in Phoenix and Tucson, Arizona, and Las Vegas, Nevada. From these sites, Thermo Fluids operates a fleet of oil and water collection trucks to pick up waste oils and oily water.

       The Company's majority-owned Thermo EuroTech subsidiary, located in the Netherlands, provides wastewater treatment services as well as services to test, remove, and install underground storage tanks. In March 1995, Thermo EuroTech acquired Refining and Trading B.V. Conducting business under the name "North Refinery," the Company specializes in processing "off-spec" mixtures of oil that contain water, ash, and sediment into commercially tradable end products used in blending. Although a large percentage of North Refinery's oil feedstock has historically come from the former Soviet Union, the volume of oil received from that nation has dropped significantly as a result of political and economic changes that make transportation of waste oil
                                        6PAGE
  difficult. To overcome this loss of supply, North Refinery has taken steps to diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries. The recent grant of a chemical-waste permit for the processing of a special classification of oil-contaminated liquids has also allowed North Refinery to begin processing chemical-waste streams. The end products of this process are commercial grade oils that can be blended to make diesel fuels and marine fuels or be used as a feed material. The Company's strategy is to use Thermo EuroTech as a platform from which to eventually provide a broad range of environmental remediation services throughout Western Europe.

       During fiscal 1996, 1995, and 1994, the Company derived revenues, of $77.0 million, $58.2 million, and $48.7 million, respectively, from its remediation and recycling services.

  Laboratory-testing Services

       Through a network of facilities in the United States, the Company provides comprehensive laboratory-based services for the environmental, pharmaceutical, and food industries. These laboratories also provide analysis and related services to detect and measure hazardous wastes and radioactive materials. Each of the laboratories in the Company's network has developed specializations, and samples obtained by one laboratory can be shipped to the specialists in the network for analysis, enabling the network to provide a full complement of analytical and testing services.

       Analytical laboratory services consist of a comprehensive range of analytical tests to detect and measure organic contaminants, inorganic contaminants, and radioactive materials in samples of soil, water, air, industrial wastes, and biological materials. The Company has established detailed procedures and strict operating standards to ensure consistent performance and to allow it to participate in the Environmental Protection Agency's (EPA's) Contract Laboratory Program (CLP). The EPA, through the CLP, solicits bids on a competitive basis from commercial laboratories to perform testing and analysis. The Company's environmental laboratory business has been negatively affected by reduced federal spending on environmental testing.

       Through the May 1995 acquisition of Lancaster Laboratories, the Company is a high-quality provider of analytical services to the environmental, food, and pharmaceutical industries. The Company believes that Lancaster Laboratories is the largest single-site commercial analytical laboratory in the country. Due to its size and national reputation for quality, Lancaster Laboratories has benefited from the growing trend of pharmaceutical and food manufactures to outsource their analytical laboratory functions to single-source providers.

       During fiscal 1996, 1995, and 1994, the Company derived revenues of $34.6 million, $8.6 million, and $6.0 million, respectively, from its laboratory-testing services.


                                        7PAGE

  Metal-treating Services and Process Systems

       The Company performs metallurgical processing services using thermal-treatment equipment at locations in California and Minnesota. Through its equipment division located in Michigan, the Company also designs, manufactures, and installs computer-controlled, custom-engineered, thermal-processing systems used to treat primary metals and metal parts.

       During fiscal 1996, 1995, and 1994, the Company derived revenues of $31.8 million, $26.7 million, and $25.7 million, respectively, from its metal-treating services.

       (ii) New Products

       The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

       (iii) Raw Materials

       A large percentage of North Refinery's oil feedstock has historically come from the former Soviet Union. The volume of oil received from that nation has dropped significantly as a result of political and economic changes that make transportation of waste oil difficult. To overcome this loss of supply, North Refinery has taken steps to diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries.

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

       (iv) Patents, Licenses, and Trademarks

       The Company currently owns or has rights under licenses to a number of U.S. patents. Although the Company believes that patent protection provides it with competitive advantages with respect to certain portions of its business and will continue to seek patent protection when appropriate, the Company also believes that its business depends primarily upon trade secrets and the technical and marketing expertise of its personnel.

       (v) Seasonal Influences

       While the Company conducts significant operations year-round, the majority of its businesses experience seasonal fluctuations due to adverse weather during winter months. Such seasonal influences may have a material effect on the Company's revenues. The Company experienced significant adverse weather during the fourth quarter of fiscal 1996.
                                        8PAGE

       (vi) Working Capital Requirements

       In general, there are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

       (vii) Dependency on a Single Customer

       The Company derived 10%, 6%, and 16% of its total revenues in fiscal 1996, 1995, and 1994, respectively, from contracts or subcontracts with the federal government.

       (viii) Backlog

       The Company's backlog of firm orders was $95,419,000 and $70,589,000 as of March 30, 1996 and April 1, 1995, respectively. These amounts include the backlog of the Company's ReTec subsidiary and backlog from consulting and design services, laboratory testing services, and process-systems products. Soil-recycling and metallurgical services are provided on a current basis pursuant to purchase orders. Accordingly, there is no backlog for these services. The process-systems backlog includes the incomplete portion of equipment contracts that are accounted for using the percentage-of-completion method. Of the fiscal 1996 backlog amount, substantially all orders are expected to be filled within the current fiscal year.

       (ix) Government Contracts

       Approximately 10%, 6%, and 16% of the Company's revenues in fiscal 1996, 1995, and 1994, respectively, were derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

       (x) Competition

  Consulting and Design Services

       The Company's consulting and design businesses are engaged in highly competitive markets in all of its service areas. These markets tend to be regional. In its geographic service area, competition consists of small one- to three-person firms offering a limited scope of services, as well as much larger firms that may be regional, national, or international in the scope of services they offer. The principal competitive factors for the Company are: reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

  Remediation and Recycling Services

       The Company's competition for soil-remediation services is primarily from other fixed-site thermal treatment facilities and from landfills. The Company is aware of two other companies that operate fixed-site, thermal-treatment facilities for soil remediation in multiple states. However, several large waste management companies are analyzing this market and may compete with the Company in the future. The market for petroleum-contaminated, soil-processing services is highly fragmented and limited to geographic area within several hundred miles of a site. The
                                        9PAGE

  Company also competes with operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction technologies and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. The Company competes primarily based on its ability to offer its customers superior protection from environmental liabilities. Many of the Company's largest customers, such as the major oil companies, are extremely sensitive to environmental liability and therefore conduct thorough environmental audits of soil-treatment facilities before qualifying them as approved facilities. These approvals constitute an important barrier to entry into this segment of the soil-remediation market. Although the Company typically prices its services at a premium over landfills and other treatment technologies, competitive conditions limit the prices charged by the Company in each local market. Pricing is therefore a major competitive factor for the Company.

       Each of ReTec's offices is engaged in highly competitive, regional markets. ReTec's competition consists of numerous small firms offering limited services, as well as much larger firms that offer an array of services. The principal competitive factors for ReTec are: reputation; experience; breadth and quality of services offered; and technical, managerial and business proficiency.

       Thermo Nutech faces competition from many large national competitors, and competes primarily on the basis of its proprietary technology and price.

       Thermo Fluids operates the largest fleet of collection vehicles in Arizona and Nevada. Thermo Fluids competes with numerous smaller and several larger national companies in its current markets.

       Thermo EuroTech faces competition for oil from other oil processors and blenders and from a company with a similar distillation technology in Italy. The market for blending oils is very large and oils such as Thermo EuroTech's end products represent a very small percentage of the total market.

  Laboratory-testing Services

       Hundreds of independent analytical testing laboratories and consulting firms compete for environmental services business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities. The Company believes that its competitive strength lies in the quality and expertise of its services.

  Metal-treating Services and Process Systems

       The market for metal-treating services is typically regional and very competitive. Both regions in which the Company has facilities contain numerous competitors. In addition, in-house heat-treating facilities provide a major source of competition. The Company competes in this segment on the basis of services provided, turnaround time, and price.
                                       10PAGE

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

       (xii) Number of Employees

       At March 30, 1996, the Company employed 2,367 persons.

  (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.

       The Company's exports by domestic operations and foreign operations are currently insignificant.

  (e)  Executive Officers of the Registrant.

                               Present Title
  Name                    Age  (Year First Became Executive Officer)
  ----------------------  ---  --------------------------------------------

  Dr. John P. Appleton    61   President and Chief Executive Officer (1993)
  John N. Hatsopoulos     61   Vice President and Chief Financial Officer
                                 (1988)
  Jeffrey L. Powell       37   Vice President (1994)
  Bruce J. Taunt          45   Vice President, Finance and Administration
                                 (1994)
  Paul F. Kelleher        53   Chief Accounting Officer (1986)
  Emil C. Herkert         58   Vice President (May 1996)

       Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Dr. Appleton, Mr. Powell, Mr. Taunt, and Mr. Herkert have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Dr. Appleton has served as a Vice President of Thermo Electron since 1975 in various managerial capacities. Mr. Powell has been President of Thermo Remediation since January 1991. From March 1989 until January 1991, Mr. Powell was Vice President, Sales and Marketing, of Thermo Remediation. He has also served as Chief Operating Officer since December 1993. Mr. Taunt has been Vice President of Finance and Administration at the Company since 1992. Prior to joining the Company, Mr. Taunt was Vice President and Controller of the Cross
                                       11PAGE

  Company (an international manufacturer of specialized machine tools), a subsidiary of Cross and Trecker. Mr. Herkert has served as President of the Company's Killam Associates subsidiary since 1977. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


  Item 2. Properties

       The location and general character of the Company's principal properties as of March 30, 1996, are as follows:

       The Company owns approximately 324,000 square feet of office, engineering, laboratory, production, and manufacturing space, principally in Massachusetts, Minnesota, New Jersey, New Mexico, California, and Pennsylvania, and leases approximately 805,000 square feet of office, engineering, laboratory, production, and manufacturing space, pursuant to leases expiring in fiscal 1997 through 2008, principally in California, Michigan, Massachusetts, Connecticut, South Carolina, Florida, Texas, Montana, North Carolina, Colorado, Louisiana, Washington, Minnesota, Indiana, Kansas, Ohio, Tennessee, New Jersey, New Mexico, New York, Pennsylvania, New Hampshire, Maine, and Vermont.

       The Company also owns approximately 96 acres primarily in California, Florida, Oregon, South Carolina, and Maryland, from which it provides soil-remediation services. The Company occupies approximately 22 acres principally in South Carolina, Virginia, Washington, California, and New York, pursuant to leases expiring in fiscal 1998 through 2005, from which it provides soil-remediation services.

       The Company occupies approximately eight acres on two sites in Arizona and one site in Nevada, pursuant to leases expiring in fiscal 1997 and 1998, consisting of office space, fluids-recycling and maintenance facilities, and sites from fluids storage tanks.

       The Company occupies approximately 15 acres in Delfzijl, Holland, pursuant to leases expiring in 1998 through 2059, consisting of office space, distillation facilities, and oil storage tanks.

       The Company believes that these facilities are in good condition and are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.








                                       12PAGE

  Item 3. Legal Proceedings

       In February 1996, the Company settled its previously disclosed litigation with Recycling Sciences International, Inc. on terms that were not material to the Company's results of operations or financial condition.

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

       The Company evaluates its potential liability as a responsible party for this environmental matter on an ongoing basis based upon factors such as the estimated remediation costs, the nature and duration of the Company's involvement with the site, the financial strength of other potentially responsible parties, and the availability of indemnification from previous owners of acquired businesses. Estimated liabilities are accrued in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." To date, the Company has not incurred any significant liability with respect to this site and the Company anticipates that future liabilities related to any site with which the Company is currently involved will not have a materially adverse effect on the Company's business, results of operations, or financial condition.


  Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable.









                                       13PAGE

                                   PART II


  Item 5. Market for Registrant's Common Equity and Related Shareholder
          Matters

       Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


  Item 6. Selected Financial Data

       The information required under this item is included under the sections "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


  Item 8. Financial Statements and Supplementary Data

       The Registrant's Consolidated Financial Statements as of March 30, 1996, are included in the Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


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








                                       15PAGE

                                   PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

  (b)      Reports on Form 8-K.

           None.

  (c)      Exhibits.

           See Exhibit Index on the page immediately preceding exhibits.







                                       16PAGE

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

  Date: May 31, 1996                   THERMO TERRATECH INC.


                                       By: John P. Appleton
                                           --------------------
                                           John P. Appleton
                                           President and
                                           Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of May 31, 1996.

  Signature                        Title
  ---------                        -----


  By: John P. Appleton             President, Chief Executive Officer,
      ----------------------         and Director
      John P. Appleton


  By: John N. Hatsopoulos          Vice President, Chief Financial Officer,
      ----------------------         and Director
      John N. Hatsopoulos


  By: Paul F. Kelleher             Chief Accounting Officer
      ----------------------
      Paul F. Kelleher


  By: William A. Rainville         Chairman of the Board and Director
      ----------------------
      William A. Rainville


  By: Donald E. Noble              Director
      ----------------------
      Donald E. Noble


  By: Paul E. Tsongas              Director
      ----------------------
      Paul E. Tsongas


  By: Polyvios C. Vintiadis        Director
      ----------------------
      Polyvios C. Vintiadis
                                       17PAGE

                   Report of Independent Public Accountants


  To the Shareholders and Board of Directors of Thermo TerraTech Inc.:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo TerraTech Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 7, 1996 (except with respect to the matters discussed in Note 16 as to which the date is May 8, 1996). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 16 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          Arthur Andersen LLP



  Boston, Massachusetts
  May 7, 1996


















                                       18PAGE

   SCHEDULE II


                              THERMO TERRATECH INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                     Balance   Charged
   Allowance              at  to Costs             Accounts            Balance
   for Doubtful    Beginning       and   Accounts  Written-             at End
   Accounts          of Year  Expenses  Recovered       off   Other(a) of Year
   --------------  ---------  --------  --------- ---------  --------- -------

   Year Ended:

   March 30, 1996    $ 3,560   $    73  $    84     $(1,628)  $   748  $ 2,837

   April 1, 1995     $ 3,260   $   162  $  (579)    $    88   $   629  $ 3,560

   April 2, 1994     $ 3,073   $   424  $  (381)    $    79   $    65  $ 3,260


   (a) Includes allowances of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's fiscal 1996 Annual Report to Shareholders and the effect of foreign currency translation.
























                                     19PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
     3.1     Restated Certificate of Incorporation, as amended (filed as
             Exhibit 99 to the Registrant's Registration Statement on
             Form S-2 [Registration No. 333-02269] and incorporated herein by reference).

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

     4.2 Fiscal Agency Agreement dated as of May 2, 1996, among the Registrant, Thermo Electron Corporation, and Chemical Bank, as Fiscal Agent.

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

    10.5     Sublease dated March 30, 1986, between TMO, Inc. and
             Holcroft/Loftus, Inc. (filed as Exhibit 10(e) to the
             Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).
                                       20PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
    10.6     Lease Amending Agreement dated January 1, 1995, between
             Claridge Properties Ltd., Thermo Electron Corporation and
             TMO, Inc. (filed as Exhibit 10.6 to the Registrant's Annual
             Report on Form 10-K [File No. 1-9549] and incorporated by reference).

    10.7 Exclusive License and Marketing Agreement dated March 22, 1990, among TPS Technologies Inc., Holcroft Inc., and Thermo Soil Recyclers Inc. (filed as Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1990 [File No. 1-9549] and incorporated herein by reference).

    10.8     Form of Indemnification Agreement with Directors and
             Officers (filed as Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1991 [File No. 1-9549] and incorporated herein by reference).

    10.9 Development Agreement dated September 15, 1991, between Thermo Electron Corporation and the Registrant (filed as
             Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1991 [File No. 1-9549] and incorporated herein by reference).

    10.10 Amended and Restated Development Agreement dated January 2, 1992, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1992 [File No. 1-9549] and incorporated herein by reference).

    10.11 Asset Transfer Agreement dated as of October 1, 1993 among the Registrant, TPS Technologies Inc. and Thermo
             Remediation Inc. (filed as Exhibit 2.3 to Thermo
             Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.12 Exclusive License Agreement dated as of October 1, 1993 among the Registrant, TPS Technologies Inc. and Thermo Remediation Inc. (filed as Exhibit 2.4 to Thermo
             Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.13 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993 among the Registrant, TPS Technologies Inc. and Thermo Remediation Inc. (filed as Exhibit 2.5 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.14 Tax Allocation Agreement dated as of June 1, 1992 between the Registrant and Thermo Remediation Inc. (filed as
             Exhibit 10.3 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).
                                       21PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
    10.15    Agreement of Partnership dated May 16, 1994 among Terra
             Tech Labs Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner &
             Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc.,
             Bettigole Andrews & Clark Inc., Fellows, Read & Associates
             Inc. and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.) (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No.
             1-9549] and incorporated herein by reference).

    10.16 Promissory Note dated May 16, 1994 issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.17 Agreement of Dissolution of Partnership dated May 9, 1995 among Thermo Terra Tech (the Partnership), Terra Tech Labs, Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc. and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.) (filed as
             Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.18 Stock Purchase Agreement dated May 9, 1995 between the Registrant and Thermo Instrument Systems Inc. (filed as
             Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.19 Note dated May 17, 1995 from the Registrant to Thermo Electron Corporation (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.20 Stock Purchase and Note Issuance Agreement dated as of November 22, 1993, between the Registrant and Thermo
             Remediation Inc. (filed as Exhibit 10.11 to Thermo
             Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    10.21 $2,650,000 principal amount Subordinated Convertible Note dated as of November 22, 1993, made by Thermo Remediation Inc., issued to the Registrant (filed as Exhibit 10.12 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

                                       22PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
    10.22    Asset Purchase Agreement dated as of November 19, 1993 by
             and among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc. (filed as Exhibit 10.13 to
             Thermo Remediation's Registration Statement on Form S-1
             [Reg. No. 33-70544] and incorporated herein by reference).

    10.23 First Addendum to Asset Purchase Agreement dated as of August 7, 1994 among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as Exhibit 10.1 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.24 Promissory Note in the principal amount of $700,000, dated August 7, 1994 (filed as Exhibit 10.2 to Thermo
             Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.25 Security Agreement dated as of August 7, 1994 among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as
             Exhibit 10.3 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.26 Stock Purchase and Sale Agreement made and entered into on February 6, 1995, to be effective as of January 29, 1995, by and between Nord Est S.A., the Registrant, and Emil C. Herkert, Kenneth L. Zippler, Franklin O. Williamson, Jr., Fletcher N. Platt, Jr., Eugene J. Destefano, Meint Olthof and Stanley P. Kaltnecker, Jr. (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.27 Agreement and Plan of Merger dated as of June 28, 1995, by and among the Registrant, Eberline Acquisition Inc., Thermo Remediation Inc. and Eberline Holdings Inc. (filed as Appendix B to Thermo Remediation's Proxy Statement for the Annual Meeting held on December 13, 1995 [File No. 1-12636] and incorporated herein by reference).

    10.28 $28,000,000 Secured Promissory Note dated as of January 29, 1995 issued by the Registrant to Nord Est S.A. (filed as
             Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.29 $38,000,000 Promissory Note dated as of February 21, 1995 issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 3 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).
                                       23PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
    10.30    Asset Purchase Agreement by and among Thermo Analytical
             Inc. (as Buyer); Lancaster Laboratories, Inc. and Clewmark
             Holdings (as Sellers); and Earl H. Hess, Anita F. Hess,
             Kenneth E. Hess, J. Wilson Hershey and Carol D. Hess (as the principal owners of Sellers) (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 10, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.31 Agreement and Plan of Merger dated as of the first day of December, 1995, by and among Thermo Remediation Inc., TRI Acquisition Inc. and Remediation Technologies, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.32 Purchase and Sale Agreement dated as of December 20, 1994 by and among TPS Technologies Inc., TPST Soil Recyclers of Maryland Inc., Rafich Corporation, Harry Ratrie, John C. Cyphers and J. Thomas Hood (filed as Exhibit 1 to Thermo Remediation's Current Report on Form 8-K for the events occurring on December 21, 1994 [File No. 1-12636] and incorporated herein by reference).

    10.33 Stock Purchase Agreement entered into on March 29, 1995, by and among Stalt Holding, B.V., Beheersmaatschappij J. Amerika N.V., A.J. Van Es, J.B. Van Es and D.A. Slager, and the Registrant (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on March 29, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.34 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as
             Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.35 Master Reimbursement Agreement dated January 1, 1994 between the Registrant, Thermo Electron Corporation, and Thermo Remediation Inc. (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.36    Incentive Stock Option Plan of the Registrant (filed as
             Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).
                                       24PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
    10.37    Nonqualified Stock Option Plan of the Registrant (filed as
             Exhibit 10(i) to the Registrant's Registration Statement on
             Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive
             Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

    10.38 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10(k) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

    10.39 Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics Inc.'s Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference) (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

    10.40 Directors Stock Option Plan, as amended and restated effective January 1, 1995 (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.41 Severance Agreement with Thomas P. Plunkett dated August 31, 1993 (filed as Exhibit 10(aa) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1993 [File No. 1-9549] and incorporated herein by reference).

    10.42 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.)- Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.43    Thermo Remediation Inc. Equity Incentive Plan (filed as
             Exhibit 10.7 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    11       Computation re: Earnings per share.

    13 Annual Report to Shareholders for the fiscal year ended March 30, 1996 (only those portions incorporated herein by reference).

    21       Subsidiaries of the Registrant.

    23       Consent of Arthur Andersen LLP.
                                       25PAGE

                                  EXHIBIT INDEX
   Exhibit
   Number    Reference                                                   Page
   --------------------------------------------------------------------------
    27        Financial Data Schedule.