Form 10-K/A
period 1996-05-24
THERMO TERRATECH INC
filed 1996-07-29
CIK 796038

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K
(mark one)
 X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
    Act of 1934

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- ---
    Exchange Act of 1934


                         Commission file number 1-12636


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

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                              ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 24, 1996, was approximately $41,619,000.

As of May 24, 1996, the Registrant had 17,647,504 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 30, 1996, are incorporated by reference into Parts I and II.

THERMO TERRATECH INC.
AMENDMENT NO. 1 ON FORM 10K/A TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 1996



      PART III, ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                            ---------------------------------------------------

      PART III, ITEM 11.    EXECUTIVE COMPENSATION.
                            -----------------------

      PART III, ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                            ---------------------------------------------------
                            MANAGEMENT.
                            -----------

      PART III, ITEM 13.    CERTAIN RELATIONSHIPS AND TRANSACTIONS.
                            ---------------------------------------

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


                                    THERMO TERRATECH INC.


                                    By: /s/ Sandra L. Lambert
                                       ----------------------------------
                                       Sandra L. Lambert
                                       Secretary

                                                                   ATTACHMENT A


                      DIRECTORS AND DIRECTOR COMPENSATION

      Set forth below are the names of the Directors of Thermo TerraTech Inc. (the "Corporation"), their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), and of its subsidiary, Thermo Remediation Inc. ("Thermo Remediation") is reported under the caption "Stock Ownership."

- -------------------------------------------------------------------------------
JOHN P. APPLETON        Dr. Appleton, 61, has been President, Chief Executive
                        Officer and a Director of the Corporation since
                        September 1993. Dr. Appleton has been Chairman, Chief
                        Executive Officer and a Director of Thermo Remediation
                        since September 1993 and has served as a Vice President
                        of Thermo Electron since 1975 in various managerial
                        capacities.
- -------------------------------------------------------------------------------
JOHN N. HATSOPOULOS     Mr. Hatsopoulos, 62, has been a Director of the
                        Corporation since 1986 and its Vice President and Chief
                        Financial Officer since 1988. He has been the Chief
                        Financial Officer of Thermo Electron since 1988 and an
                        Executive Vice President of Thermo Electron since 1986.
                        Mr. Hatsopoulos is also a director of Lehman Brothers
                        Funds, Inc., Thermedics Inc., Thermo Ecotek Corporation,
                        Thermo Fibertek Inc., Thermo Instrument Systems Inc.,
                        Thermo Power Corporation, Thermo Optek Corporation,
                        ThermoQuest Corporation, Thermo Sentron Inc., Trex
                        Medical Corporation and ThermoTrex Corporation.
- -------------------------------------------------------------------------------
DONALD E. NOBLE         Mr. Noble, 81, has been a Director of the Corporation
                        since 1986 and served as Chairman of the Board from 1992
                        to November 1994. From 1959 to 1980, Mr. Noble served as
                        the chief executive officer of Rubbermaid Incorporated,
                        first with the title of President and then as the
                        Chairman of the Board. Mr. Noble is also a director of
                        Thermo Electron, Thermo Fibertek Inc., Thermo Sentron
                        Inc. and Thermo Power Corporation.
- -------------------------------------------------------------------------------
WILLIAM A. RAINVILLE    Mr. Rainville, 54, has been a Director of the
                        Corporation since February 1993 and Chairman of the
                        Board since November 1994. Mr. Rainville has been
                        President and Chief Executive Officer of Thermo Fibertek
                        Inc. since its inception in 1991 and a director of that
                        company since January 1992. From 1984 until January
                        1993, Mr. Rainville was the President and Chief
                        Executive Officer of Thermo Electron Web Systems Inc., a
                        subsidiary of Thermo Electron and the predecessor of
                        Thermo Fibertek Inc. He has been a Senior Vice President
                        of Thermo Electron since March 1993 and a Vice President
                        since 1986. Mr. Rainville is also a director of Thermo
                        Fibertek Inc. and Thermo Remediation.
- -------------------------------------------------------------------------------
PAUL E. TSONGAS         Mr. Tsongas, 55, is a partner in the law firm of Foley,
                        Hoag & Eliot, Boston, Massachusetts. From 1988 to 1991,
                        Mr. Tsongas was Chairman of the Massachusetts Board of
                        Regents of Higher Education. From 1979 to 1985, he was a
                        U.S. Senator from Massachusetts. He is also a Director
                        of Boston Edison Corporation, Wang Laboratories Inc.,
                        Thermo Fibertek Inc. and Thermo Power Corporation.
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
POLYVIOS C. VINTIADIS   Mr. Vintiadis, 60, has been a Director of the
                        Corporation since September 1992. Mr. Vintiadis has been
                        the Chairman and Chief Executive Officer of Towermarc
                        Corporation, a real estate development company, since
                        1984. Prior to joining Towermarc Corporation, Mr.
                        Vintiadis was a principal of Morgens, Waterfall &
                        Vintiadis, Inc., a financial services firm, with whom he
                        remains associated. For more than 20 years prior to that
                        time, Mr. Vintiadis was employed by Arthur D. Little &
                        Company, Inc. Mr. Vintiadis is also a director of Thermo
                        Instrument Systems Inc.
- -------------------------------------------------------------------------------


COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

      The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Mr. Vintiadis (Chairman) and Mr. Noble. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Noble (Chairman), Mr. Tsongas and Mr. Vintiadis. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met seven times, the Audit Committee met twice and the Human Resources Committee met seven times during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during fiscal 1996, except Mr. Hatsopoulos, who attended 71% of such meetings. Mr. Hatsopoulos is the chief financial officer of Thermo Electron and each of its publicly held subsidiaries, and his responsibilities require him to travel extensively on company business.

COMPENSATION of DIRECTORS

     CASH COMPENSATION. Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside Directors"), receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Dr. Appleton, Mr. Hatsopoulos and Mr. Rainville are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.


     DEFERRED COMPENSATION PLAN FOR DIRECTORS. Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his cash fees until he ceases to serve as a Director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of Directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 54,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 30, 1996, deferred units equal to 21,040 full shares of Common Stock were accumulated for current Directors under the Deferred Compensation Plan. 12,584 shares of Common Stock were distributed under the Deferred Compensation Plan to Warren M. Rohsenow, who resigned as a Director of the Corporation in December 1995.

     DIRECTORS STOCK OPTION PLAN. The Corporation's Directors Stock Option Plan, which was amended in 1995 (the "Directors Plan"), provides for the grant of stock options to purchase shares of common stock of the Corporation and its majority owned subsidiaries to outside Directors as additional compensation for their service as Directors. Under the Directors Plan, outside Directors are automatically granted options to purchase 1,000 shares of Common Stock annually and, commencing in 1995, are also automatically granted every five years options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors. A provision providing for the automatic grant of options to purchase Common Stock on a quarterly basis according to the following formula was eliminated in 1995: 200 shares for each meeting of the Board of Directors held during the quarter and attended in person by the recipient and 100 shares for each telephone meeting or committee meeting of the Board of Directors held during the quarter in which the recipient participated.

     Pursuant to the Directors Plan, outside Directors receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option. Options granted under this provision before 1995 expired after seven years; commencing in 1995, the option term was shortened to three years. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

     In addition, under the Directors Plan, outside Directors are automatically granted every five years options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction, and also as of the close of business on the date of every fifth Annual Meeting of the Stockholders of the Corporation that occurs thereafter during the duration of the Plan. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the Director ceases to serve as a Director of the Corporation or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years.

     The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. An aggregate of 75,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

                                STOCK OWNERSHIP

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and Thermo Remediation, as of July 1, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and current executive officers as a group.

                                        THERMO        THERMO ELECTRON        THERMO
      NAME(1)                      TERRATECH INC.(2)   CORPORATION(3)   REMEDIATION INC.(4)
      -------                      -----------------   --------------   -------------------

Thermo Electron Corporation (5) ..... 14,566,258               N/A               N/A
John P. Appleton ....................    216,942           143,266            63,000
John N. Hatsopoulos .................     60,259           636,980            40,182
Donald E. Noble .....................     47,595            53,480            10,500
Jeffrey L. Powell ...................     82,968            43,042           111,000
William A. Rainville ................     60,000           252,593            24,000
Bruce J. Taunt ......................     44,688            11,852            18,000
Paul E. Tsongas .....................      1,451                 0             1,500
Polyvios C. Vintiadis ...............      8,420                 0             1,500
All Directors and current executive
   officers as a group (10 persons) .    783,422         1,324,916           286,682

- ----------

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2)  Shares of Common Stock beneficially owned by Dr. Appleton, Mr. Hatsopoulos,
     Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt, Mr. Tsongas, Mr. Vintiadis and all
     Directors and executive officers as a group include 215,000, 40,000, 7,200,
     63,000, 60,000, 42,000, 1,000, 5,300 and 688,500 shares, respectively, that such person or group has the right to acquire within 60 days of July
     1, 1996 through the exercise of stock options. Shares beneficially owned by
     Mr. Hatsopoulos and all Directors and executive officers as a group include
     12,500 shares that Mr. Hatsopoulos has the right to acquire within 60 days after July 1, 1996 through the exercise of a stock purchase warrant. Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Powell, Mr. Taunt
     and all Directors and executive officers as a group include 208, 217, 133,
     53 and 816 full shares, respectively, allocated through July 1, 1996 to accounts maintained pursuant to Thermo Electron's Employee Stock Ownership
     Plan, of which the trustees, who have investment power over its assets, were as of July 1, 1996 executive officers of Thermo Electron ("ESOP").
     Shares beneficially owned by Mr. Noble, Mr. Tsongas and Mr. Vintiadis and all Directors and executive officers as a group include 17,355, 451, 3,120 and 20,926 full shares, respectively, allocated through July 1, 1996 to their respective accounts maintained under the Corporation's Deferred
     Compensation Plan for Directors. Shares beneficially owned by Mr. Taunt include 160 shares held in a trust over which Mr. Taunt has investment or voting control. Except for Dr. Appleton, who beneficially owned approximately 1.2% of the Common Stock outstanding as of July 1, 1996, no
     Director or executive officer beneficially owned more than 1% of the Common
     Stock outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 4.4% of the Common Stock outstanding as of such date.

(3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996. Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 104,357, 349,935, 8,875, 39,374, 205,648, 10,462 and 854,025 shares, respectively, that such person or members of the group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr.



     Hatsopoulos, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 1,417, 1,838, 497, 166 and 5,146 full shares, respectively, allocated through June 30, 1996 to accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Noble and all Directors and executive officers as a group each include 41,190 shares allocated through July 1, 1996, to Mr. Noble's account maintained pursuant to Thermo Electron's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Hatsopoulos include 168,750 shares held by a QTIP trust of which Mr. Hatsopoulos is a trustee. No Director or executive officer beneficially owned more than 1% of such common stock outstanding as of such date; all Directors and executive officers as a group beneficially owned approximately 3.95% of the Thermo Electron common stock outstanding as of July 1, 1996.

(4) Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt, Mr. Tsongas, Mr. Vintiadis and all Directors and executive officers as a group include 63,000, 22,500, 6,000, 111,000, 22,500, 18,000, 1,500, 1,500 and 261,500 shares, respectively, that such person or group has the right to acquire within 60 days after July 1, 1996 through the exercise of stock options. No Director or executive officer beneficially owned more than 1% of the common stock of Thermo Remediation outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 2.4% of such common stock outstanding as of such date.

(5) Thermo Electron owned 80.7% of the Common Stock outstanding as of July 1, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046.

DISCLOSURE OF CERTAIN LATE FILINGS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1996, except in the following instance. A Form 4 for March 1996 filed on behalf of Thermo Electron, reporting among other matters the acquisition of 246,600 shares, was filed eight days late.


                             EXECUTIVE COMPENSATION

     The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers for the last three fiscal years. No other executive officers of the Corporation who held office during fiscal 1996 met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules for such period.

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


                           SUMMARY COMPENSATION TABLE
- ---------------------------------------------------------------------------------------------
                                         ANNUAL                 LONG TERM
                                      COMPENSATION             COMPENSATION
                                      ------------             ------------
                                                          SECURITIES UNDERLYING
                                                            AWARDS OF OPTIONS        ALL OTHER
    NAME AND             FISCAL                             (NO. OF SHARES AND       COMPEN-
PRINCIPAL POSITION        YEAR      SALARY      BONUS           COMPANY)(1)          SATION(2)
- ------------------        ----      ------      -----           -----------          ---------

John P. Appleton(3)      1996     $168,750    $100,000(3)            --               $ 6,919
   President and         1995     $146,250    $100,000(3)        30,000 (TTT)         $11,171
   Chief Executive       1994     $ 75,533    $ 80,000(3)       185,000 (TTT)         $11,115
   Officer                                                       63,000 (THN)
- ---------------------------------------------------------------------------------------------
Jeffrey L. Powell        1996     $116,000    $ 60,000              300 (TMO)         $ 6,646
   Vice President                                                 2,000 (TBA)
                                                                  2,000 (TSR)
                                                                  5,000 (TLZ)
                                                                  2,000 (TLT)
                                                                  6,000 (TMQ)
                                                                  4,000 (TXM)
                         1995     $108,000    $ 63,500           10,000 (TTT)         $ 6,828
                                                                 15,000 (THN)
                                                                 22,725 (TMO)
                         1994     $101,600    $ 46,675(4)        13,000 (TTT)         $ 4,484
                                                                 96,000 (THN)
                                                                  5,625 (TMO)
- ---------------------------------------------------------------------------------------------
Bruce J. Taunt (5)       1996     $ 95,000    $ 35,000            7,500 (TMO)         $ 5,246
   Vice President,       1995     $ 91,000    $ 28,000            4,000 (TTT)         $ 5,203
   Finance and                                                    3,000 (THN)
   Administration
- ---------------------------------------------------------------------------------------------


(1) Options to purchase Common Stock of the Corporation awarded to executive officers are followed by the designation "TTT". In addition, executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo Remediation (designated in the table as THN), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Sentron Inc. (designated in the table as TSR), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as
     TLT), ThermoQuest Corporation (designated in the table as TMQ), and Trex Medical Corporation (designated in the table as TXM). The shares of common stock of Thermo Electron reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend. Dr. Appleton has served as an officer of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the president and chief executive officer of the Corporation.

(2) Represents the amount of matching contributions made on behalf of the executive officers participating in Thermo Electron's 401(k) plan.


(3) Dr. Appleton was appointed president and chief executive officer of the Corporation effective September 1, 1993. Dr. Appleton is also a vice president of Thermo Electron. Reported in the table under "Annual Compensation" are the total amounts paid to Dr. Appleton for his service in all capacities to Thermo Electron companies since September 1, 1993. The Human Resources Committee of the Board of Directors of the Corporation reviews total annual cash compensation to be paid to Dr. Appleton from all sources within the Thermo Electron organization and approves the allocation of a percentage of annual cash compensation (salary and bonus) for the time he devotes to the affairs of the Corporation. For fiscal 1996, 1995 and 1994, 70%, 85% and 100%, respectively, of Dr. Appleton's reported cash compensation was allocated to the Corporation. These percentages include the allocation of a portion of Dr. Appleton's annual cash compensation attributable to the management of the Thermo Terra Tech joint venture, which was acquired by the Corporation in April 1995 in a transaction accounted for in a manner similar to pooling of interests accounting. Bonuses paid to Dr. Appleton reflect compensation decisions based on calendar year performance, in accordance with Thermo Electron's compensation practices for its officers.

(4) In fiscal 1994, the Corporation changed its compensation practices for executive officers (other than the chief executive officer who continues to be reviewed on a calendar year basis) to make compensation decisions based on fiscal year performance rather than calendar year performance. As a consequence, the bonus paid to Mr. Powell in fiscal 1994 related to a 15-month period from January 3, 1993 through April 2, 1994.

(5) Mr. Taunt was appointed an executive officer of the Corporation on November 1, 1994.

STOCK OPTIONS GRANTED DURING FISCAL 1996

     The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

     Dr. Appleton has served as a vice president of Thermo Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and Thermo Remediation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation. No options were granted to Dr. Appleton during fiscal 1996 in his capacity as chief executive officer of the Corporation.


                          OPTION GRANTS IN FISCAL 1996
- -----------------------------------------------------------------------------------------------------------
                                                                                     POTENTIAL REALIZABLE
                                           PERCENT OF                                  VALUE AT ASSUMED
                                          TOTAL OPTIONS                              ANNUAL RATES OF STOCK
                     NUMBER OF SECURITIES   GRANTED TO     EXERCISE                  PRICE APPRECIATION FOR
                     UNDERLYING OPTIONS     EMPLOYEES IN   PRICE PER   EXPIRATION        OPTION TERM
      NAME               GRANTED(1)        FISCAL YEAR       SHARE        DATE       ----------------------
      ----               ----------        -----------       -----        ----
                                               (2)                                       5%        10%
                                               ---                                    -------    --------

Jeffrey L. Powell         300 (TMO)          0.02%          $24.85       5/23/98      $ 1,176    $  2,469
                        2,000 (TBA)           0.4%          $10.00       3/11/08      $15,920    $ 42,760
                        2,000 (TSR)           0.4%          $14.00       3/11/08      $22,280    $ 59,880
                        5,000 (TLZ)           0.4%          $22.75      11/28/07      $90,550    $243,250
                        2,000 (TLT)           0.6%          $10.00       3/11/08      $15,920    $ 42,760
                        6,000 (TMQ)           0.2%          $13.00       3/11/08      $62,100    $166,800
                        4,000 (TXM)           0.3%          $11.00       3/11/08      $35,000    $ 94,080
- -----------------------------------------------------------------------------------------------------------
Bruce J. Taunt          7,500 (TMO)           0.5%          $30.27       9/22/02      $92,400    $215,400
- -----------------------------------------------------------------------------------------------------------


(1) In addition to the grant of options to purchase Common Stock of the Corporation (designated in the table as TTT), options have been granted during fiscal 1996 to the named executive officers to purchase the common stock of Thermo Electron (designated in the table as TMO), Thermo Remediation (designated in the table as THN), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Sentron Inc. (designated in the table as TSR), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), ThermoQuest Corporation (designated in the table as TMQ), and Trex Medical Corporation (designated in the table as TXM). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo BioAnalysis Corporation and ThermoLyte Corporation, which are not exercisable until that company's stock is publicly traded. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend.

(2) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.



STOCK OPTIONS EXERCISED DURING FISCAL 1996

     The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.


             AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 YEAR-END OPTION VALUES
- ---------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF          VALUE OF
                                                                        UNEXERCISED        UNEXERCISED
                                                                     OPTIONS AT FISCAL     IN-THE-MONEY
                                             SHARES                      YEAR-END            OPTIONS
                                          ACQUIRED ON     VALUE        (EXERCISABLE/       (EXERCISABLE/
     NAME                COMPANY            EXERCISE     REALIZED      UNEXERCISBLE)(1)    UNEXERCISABLE)
     ----                -------            --------     --------      ----------------    --------------

John P. Appleton(2)   Thermo TerraTech          --            --       215,000/0(3)         $924,575/0
                      Thermo Remediation        --            --        63,000/0            $453,285/0
- ---------------------------------------------------------------------------------------------------------
Jeffrey L. Powell     Thermo TerraTech      10,800       $75,168        63,000/0(4)         $342,535/--
                      Thermo Remediation        --            --       111,000/0            $731,145/--
                      Thermo BioAnalysis        --            --             0/2,000(6)     $      0/--
                      Thermo Electron           --            --        38,774/0(5)         $868,001/--
                      Thermo Fibertek           --            --         4,500/0            $ 53,249/--
                      Thermo Sentron            --            --         2,000/0            $  4,000/--
                      ThermoLase                --            --         5,000/0            $  7,500/--
                      ThermoLyte                --            --             0/2,000(6)     $      0/--
                      ThermoQuest               --            --         6,000/0            $ 24,000/--
                      Trex Medical              --            --         4,000/0            $  4,000/--
- ---------------------------------------------------------------------------------------------------------
Bruce J. Taunt        Thermo TerraTech          --            --        42,000/0(4)         $244,210/0
                      Thermo Remediation        --            --        18,000/0            $116,010/0
                      Thermo Electron           --            --        10,312/0            $142,756/0
- ---------------------------------------------------------------------------------------------------------



(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo BioAnalysis Corporation and ThermoLyte Corporation, which are not exercisable until that company's stock is publicly traded. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend.

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

(3) In addition to the terms described in footnote (1) above, 60,000 of the shares acquired upon exercise of these options are restricted from resale until Dr. Appleton's retirement.

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


(5) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

(6) No public market existed for the shares underlying these options as of March 29, 1996. Accordingly, no value in excess of exercise price has been attributed to these options.


SEVERANCE AND OTHER AGREEMENTS

     Thermo Electron has entered into severance agreements with several key employees, including Dr. Appleton. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or one of its majority-owned subsidiaries is terminated, for whatever reason, within one year thereafter. For purposes of the agreements, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or
(iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron. The benefit under these agreements is stated as an initial percentage which was established by the Board of Directors of Thermo Electron in 1983 and was generally based upon the employee's age and length of service with Thermo Electron at the time of severance. Benefits are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to the employee's highest annual total remuneration in any 12-month period during the preceding three years. This benefit is reduced by 10% in each of the succeeding four years in which benefits are paid. The initial percentage to be so applied to Dr. Appleton is 40.1%. Assuming severance benefits would have been payable under such agreements as of July 1, 1996, Dr. Appleton would have received approximately $108,250 in the first year thereof from Thermo Electron.


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

     To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

     As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.2% of the Corporation's revenues for these services for calendar 1995. Beginning January 1, 1996, the fee has been reduced to 1.0% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $2,577,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are representative of the expenses the Corporation would have incurred on a stand-alone basis. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

     From time to time, the Corporation may transact business in the ordinary course with other companies in the Thermo Group. All such transactions are on terms comparable to those the Corporation would receive from unaffiliated parties.

     As of March 30, 1996, $29,552,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

     The Corporation leases or subleases two office and manufacturing facilities from Thermo Electron. The total rental payments made to Thermo Electron during fiscal year 1996 under these agreements was $486,000.

     The Corporation and Thermo Electron entered into a development agreement under which Thermo Electron agreed to fund up to $4,000,000 of the direct and indirect costs of the Corporation's development of soil-remediation centers. In exchange for this funding, the Corporation granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under this agreement. The royalty payments may cease if the amounts paid by the Corporation yield a certain internal rate of return to Thermo Electron on the funds advanced to the Corporation under this agreement. The Corporation paid Thermo Electron royalties of $332,000 in fiscal 1996.

     Effective April 2, 1995, the Corporation agreed to dissolve the Thermo TerraTech joint venture with Thermo Instrument Systems Inc. ("THI"), another subsidiary of Thermo Electron, and to purchase the businesses originally contributed to the joint venture by THI and formerly operated by the joint venture from THI for $34,267,000 in cash. The purchase price was based on the Corporation's determination (as approved by its Board of Directors) of the fair market value of the businesses, and the terms of the agreement for the purchase were determined by arms' length negotiation among the parties. As a result of this transaction, the Corporation increased its ownership in the businesses operated by the joint venture from 51% to 100%. The Corporation borrowed the purchase price from Thermo Electron through the issuance of a $35,000,000 promissory note that bears interest at the Commercial Paper Composite Rate as announced from time to time by Merrill Lynch Capital Markets plus 25 basis points and is due May 13, 1997.

     As of March 30, 1996, the Corporation owed Thermo Electron an aggregate of $88 million.

     Thermo Electron owned approximately 80.7% of the Corporation's outstanding Common Stock on July 1, 1996.