Form 10-Q
period 1996-06-29
THERMO TERRATECH INC
filed 1996-08-06
CIK 796038

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                  --------------------------------------------


                                    FORM 10-Q

   (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            June 29, 1996.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class              Outstanding at July 26, 1996
        ----------------------------   ----------------------------
        Common Stock, $.10 par value             18,227,306
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                        June 29,   March 30,
   (In thousands)                                           1996        1996
   -------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                          $ 71,213    $ 31,182
     Short-term available-for-sale investments,
       at quoted market value (amortized cost
       of $28,249 and $7,007)                             28,254       7,004
     Accounts receivable, less allowances of
       $2,883 and $2,837                                  45,347      44,053
     Unbilled contract costs and fees                     24,394      21,113
     Inventories:
       Raw materials and supplies                          3,399       3,822
       Work in process and finished goods                     42          61
     Prepaid and refundable income taxes                   7,846       9,500
     Prepaid expenses                                      4,579       4,345
                                                        --------    --------
                                                         185,074     121,080
                                                        --------    --------

   Property, Plant and Equipment, at Cost                125,168     121,847

     Less: Accumulated depreciation and amortization      41,634      40,002
                                                        --------    --------
                                                          83,534      81,845
                                                        --------    --------
   Long-term Available-for-sale Investments,
     at Quoted Market Value (amortized cost
     of $2,094 and $2,108)                                 2,073       2,098
                                                        --------    --------

   Long-term Held-to-maturity Investments,
     at Amortized Cost (quoted market value
     of $25,212 and $24,963)                              24,690      24,251
                                                        --------    --------

   Other Assets                                           18,961      12,931
                                                        --------    --------

   Cost in Excess of Net Assets of Acquired Companies     86,670      89,804
                                                        --------    --------
                                                        $401,002    $332,009
                                                        ========    ========

                                        2PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                        June 29,   March 30,
   (In thousands except share amounts)                      1996        1996
   -------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                   $ 12,567    $ 10,841
     Notes payable and current maturities of
       long-term obligations (includes $38,000 and
       $15,000 due to parent company)                     42,691      19,711
     Billings in excess of revenues earned                 2,130       2,076
     Accrued payroll and employee benefits                 9,596       9,801
     Accrued income taxes                                  1,410           -
     Other accrued expenses                                8,189       7,744
     Due to parent company and Thermo Electron             2,167       3,459
                                                        --------    --------
                                                          78,750      53,632
                                                        --------    --------
   Deferred Income Taxes                                   3,332       3,377
                                                        --------    --------
   Other Deferred Items                                      977         980
                                                        --------    --------
   Long-term Obligations:
     4 5/8% Subordinated convertible debentures (Note 2) 115,000           -
     6 1/2% Subordinated convertible debentures           13,382      18,182
     4 7/8% Subordinated convertible debentures           37,950      37,950
     Other (includes $73,000 due to parent company
       in fiscal 1996) (Note 2)                           26,651      99,252
                                                        --------    --------
                                                         192,983     155,384
                                                        --------    --------
   Minority Interest                                      33,073      32,295
                                                        --------    --------
   Shareholders' Investment:
     Common stock, $.10 par value, 30,000,000
       shares authorized; 18,073,769 and 17,598,013
       shares issued                                       1,807       1,760
     Capital in excess of par value                       63,742      59,419
     Retained earnings                                    26,383      24,945
     Treasury stock at cost, 25,415 and 34,531
       shares                                               (306)       (410)
     Cumulative translation adjustment                       271         635
     Net unrealized loss on available-for-sale
       investments                                           (10)         (8)
                                                        --------    --------
                                                          91,887      86,341
                                                        --------    --------
                                                        $401,002    $332,009
                                                        ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                       ---------------------
                                                       June 29,      July 1,
   (In thousands except per share amounts)                 1996         1995
   -------------------------------------------------------------------------
   Revenues:
     Service revenues                                 $ 61,136      $ 46,294
     Product revenues                                    5,752         3,562
                                                      --------      --------
                                                        66,888        49,856
                                                      --------      --------

   Costs and Operating Expenses:
     Cost of service revenues                           49,221        34,581
     Cost of product revenues                            4,718         3,313
     Selling, general and administrative expenses        8,437         8,244
     Product and new business development expenses         299           276
                                                      --------      --------
                                                        62,675        46,414
                                                      --------      --------

   Operating Income                                      4,213         3,442

   Interest Income                                       1,630         1,360
   Interest Expense (includes $829 and $1,208
     to parent company)                                 (3,108)       (2,273)
   Equity in Earnings of Unconsolidated Subsidiary         279             -
   Gain on Issuance of Stock by Subsidiary                   -         2,742
   Gain on Sale of Investments                             147            80
                                                      --------      --------
   Income Before Provision for Income Taxes
     and Minority Interest                               3,161         5,351
   Provision for Income Taxes                            1,501         1,024
   Minority Interest Expense                               222           378
                                                      --------      --------
   Net Income                                         $  1,438      $  3,949
                                                      ========      ========
   Earnings per Share                                 $    .08      $    .22
                                                      ========      ========
   Weighted Average Shares                              18,831        18,022
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Three Months Ended
                                                      -----------------------
                                                       June 29,       July 1,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                       $  1,438      $  3,949
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                   3,182         2,817
         Equity in earnings of unconsolidated
           subsidiary                                     (279)            -
         Minority interest expense                         222           378
         Provision for losses on accounts receivable       122            28
         Other noncash expenses                             97           101
         Increase (decrease) in deferred income taxes      (10)          376
         Gain on issuance of stock by subsidiary             -        (2,742)
         Gain on sale of investments                      (147)          (80)
         Changes in current accounts, excluding the
           effects of acquisition:
             Accounts receivable                        (1,165)       (2,123)
             Inventories and unbilled contract
               costs and fees                           (2,958)         (304)
             Other current assets                         (613)           72
             Current liabilities                         3,333          (541)
                                                      --------      --------
               Net cash provided by operating
                 activities                              3,222         1,931
                                                      --------      --------
   Investing Activities:
     Acquisition, net of cash acquired                       -       (24,763)
     Purchase of minority interest in Thermo Terra
       Tech joint venture                                    -       (34,267)
     Purchases of available-for-sale investments       (33,977)      (23,243)
     Proceeds from sale and maturities of
       available-for-sale investments                   12,897         5,580
     Purchases of property, plant and equipment         (4,448)       (4,034)
     Proceeds from sale of property, plant and
       equipment                                           134           229
     Purchase of other assets                             (489)          (25)
                                                      --------      --------
               Net cash used in investing
                 activities                           $(25,883)     $(80,523)
                                                      --------      --------



                                        5PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                        Three Months Ended
                                                      -----------------------
                                                       June 29,       July 1,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Financing Activities:
     Net proceeds from issuance of subordinated
       convertible debentures (Note 2)                $112,500      $ 36,889
     Issuance of note payable to parent company              -        35,000
     Repayment of notes payable to parent
       company (Note 2)                                (50,000)       (4,000)
     Proceeds from issuance of Company and
       subsidiary common stock                             242         6,677
     Other                                                 (42)            -
                                                      --------      --------
               Net cash provided by financing
                 activities                             62,700        74,566
                                                      --------      --------
   Exchange Rate Effect on Cash                             (8)         (366)
                                                      --------      --------
   Increase (Decrease) in Cash and Cash Equivalents     40,031        (4,392)
   Cash and Cash Equivalents at Beginning of Period     31,182        35,808
                                                      --------      --------
   Cash and Cash Equivalents at End of Period         $ 71,213      $ 31,416
                                                      ========      ========
   Noncash Activities:
     Fair value of assets of acquired companies       $      -      $ 27,560
     Cash paid for acquired companies                        -       (25,195)
                                                      --------      --------
       Liabilities assumed of acquired companies      $      -      $  2,365
                                                      ========      ========

     Conversions of subordinated convertible
       debentures                                     $  4,800      $      -


   The accompanying notes are an integral part of these consolidated financial statements.




                                        6PAGE

                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the three-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of March 30, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996, filed with the Securities and Exchange Commission.

        Certain amounts in fiscal 1996 have been reclassified to conform to the fiscal 1997 financial statement presentation. Certain of these reclassifications are required to present consistent classification of expenses within the Company's consulting and design services business.

   2.   Subordinated Convertible Debentures

        In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.5 million. The debentures are convertible into shares of the Company's common stock at a price of $15.90 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. In May 1996, the Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the offering.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company is a provider of environmental services and infrastructure planning and design, encompassing a range of specializations within the remediation and recycling, consulting and design, and laboratory-testing industries. The Company also provides metal-treating services and thermal-processing systems used to treat primary metals and metal parts.

                                        7PAGE

                              THERMO TERRATECH INC.

   The Company's environmental services businesses are affected by several factors, particularly, extreme weather variations, government spending, and regulation of remediation activities.

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary operates a network of soil-remediation centers, serving customers in more than a dozen states on the East and West coasts by providing thermal treatment of soil to remove and destroy petroleum contamination caused by leaking underground and aboveground storage tanks, spills, and other sources. In December 1995, Thermo Remediation acquired Remediation Technologies, Inc. (ReTec), which provides integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. In addition, Thermo Remediation's Thermo Fluids subsidiary offers fluids-recycling services including waste motor oil and wastewater treatment throughout Arizona, Nevada, and in neighboring states. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, provides wastewater treatment services as well as services to test, remove, and install underground storage tanks. Through its North Refinery subsidiary, Thermo Eurotech specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Consulting and Design - The Company's wholly owned Killam Associates subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's wholly owned Bettigole Andrews & Clark and Normandeau Associates subsidiaries provide both private and public sector clients with a range of consulting services that address transportation planning and design, and natural resource management issues, respectively.

        Laboratory Testing - The Company's wholly owned Thermo Analytical subsidiary operates a network of analytical laboratories that provide environmental testing services to commercial and government clients throughout the U.S. The May 1995 acquisition of Lancaster Laboratories, Inc. (Lancaster Laboratories) expanded the Company's range of contract services beyond environmental testing to the pharmaceutical- and food-testing industries.

        Metal Treating - The Company performs metallurgical processing services using thermal-treatment equipment at locations in California and Minnesota. The Company also designs, manufactures, and installs advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan.

                                        8PAGE

                              THERMO TERRATECH INC.

   Results of Operations

   First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

        Total revenues in the first quarter of fiscal 1997 increased 34% to $66.9 million from $49.9 million in the first quarter of fiscal 1996. Revenues from remediation and recycling services were $27.5 million in fiscal 1997, compared with $15.4 million in fiscal 1996, primarily due to the inclusion of $10.5 million in revenues from ReTec, which was acquired in December 1995, an increase in revenues at Thermo EuroTech and, to a lesser extent, higher revenues from a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford) and related health physics services. These increases were largely offset by a decrease in radiochemistry laboratory work, reflecting a reduction in spending at the DOE and delays in federal government budget appropriations. Revenues from soil-remediation services decreased 8% resulting from declines in the volume and price of soil processed due to competitive pricing pressures and ongoing regulatory uncertainties in several states. Revenues from consulting and design services increased to $21.5 million in fiscal 1997 from $19.8 million in fiscal 1996, primarily due to increased revenues from two major contracts, offset in part by lower revenues from federal government contracts, reflecting a reduction in spending and delays in budget appropriations. Revenues from laboratory-testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, increased to $8.8 million in fiscal 1997 from $7.5 million in fiscal 1996, largely due to the inclusion of an additional $2.8 million of revenues from Lancaster Laboratories, acquired in May 1995, offset in part by a decline in revenues due to reduced federal spending. Metal-treating revenues increased to $9.1 million in fiscal 1997 from $7.2 million in fiscal 1996, primarily due to an increase in demand for thermal-processing equipment.

        The gross profit margin decreased to 19% in the first quarter of fiscal 1997 from 24% in the first quarter of fiscal 1996, primarily due to the inclusion of lower-margin revenues from ReTec and a decrease in gross profit margins for remediation and recycling services due to competitive pricing pressures. These decreases were offset in part by higher gross profit margins from metal-treating services resulting from an increase in revenues.

        Selling, general and administrative expenses as a percentage of revenues decreased to 13% in the first quarter of fiscal 1997 from 17% in the first quarter of fiscal 1996, primarily due to efficiencies associated with an increase in revenues and a decline in expenses related to the consolidation of administrative functions within the consulting and design services business.

        Interest income increased to $1.6 million in the first quarter of fiscal 1997 from $1.4 million in the first quarter of fiscal 1996, primarily due to an increase in invested amounts as a result of the Company's May 1996 issuance of 4 5/8% subordinated convertible debentures (Note 2). Interest expense increased to $3.1 million in fiscal 1997 from $2.3 million in fiscal 1996, primarily due to the Company's May 1996 issuance of subordinated convertible debentures and Thermo Remediation's

                                        9PAGE

                              THERMO TERRATECH INC.

   First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
   (continued)

   May 1995 issuance of 4 7/8% subordinated convertible debentures, offset in part by a decrease in interest expense due to the repayment of promissory notes to Thermo Electron Corporation (Thermo Electron) with proceeds from the Company's May 1996 issuance of subordinated convertible debentures (Note 2).

        Equity in earnings of unconsolidated subsidiary in the first quarter of fiscal 1997 represents ReTec's proportionate share of income from a joint venture.

        During the first quarter of fiscal 1996, the Company recorded gains of $2.7 million from the sale of stock by subsidiary.

        The effective tax rates were 47% and 19% in the first quarter of fiscal 1997 and 1996, respectively. The effective tax rate in fiscal 1997 was higher than the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate in fiscal 1996 was lower than the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary.

        Minority interest expense decreased to $0.2 million in the first quarter of fiscal 1997 from $0.4 million in the first quarter of fiscal 1996, due to a reduction in earnings from the Company's majority-owned subsidiaries.

   Liquidity and Capital Resources

        Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, increased to $106.3 million at June 29, 1996 from $67.4 million at March 30, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $101.5 million at June 29, 1996, compared with $40.3 million at March 30, 1996. Of the $101.5 million balance at March 30, 1996, $33.7 million was held by Thermo Remediation and the remainder by the Company and its wholly owned subsidiaries. In addition, at June 29, 1996 the Company had $24.7 million of long-term held-to-maturity investments, compared with $24.3 million at March 30, 1996. During the first quarter of fiscal 1997, $3.2 million of cash was provided by operating activities. In the first quarter of fiscal 1997, the Company used cash of $3.0 million primarily to fund an increase in unbilled contract costs and fees due to an increase in thermal-processing equipment contracts, an increase in remediation contracts at ReTec, as well as an increase in consulting and design services contracts.

        In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.5 million (Note 2). The debentures are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee. In May 1996, the Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the offering.

                                       10PAGE

                              THERMO TERRATECH INC.

        In the first quarter of fiscal 1997, the Company expended $4.4 million on purchases of property, plant and equipment. During the remainder of fiscal 1997, the Company expects to expend $5.6 million for purchases of property, plant and equipment. The Company has no material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. The Company believes that it has adequate resources to meet the financial needs of its current operations for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



















                                       11PAGE

                              THERMO TERRATECH INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1996.

                                           THERMO TERRATECH INC.



                                           Paul F. Kelleher
                                           ------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ------------------------
                                           John N. Hatsopoulos
                                           Vice President and
                                           Chief Financial Officer





















                                       12PAGE

                              THERMO TERRATECH INC.

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

      10.1      Elson T. Killam Associated, Inc. 1987 Incentive Stock
                Option Plan.

      10.2 Elson T. Killam Associates, Inc. 1987 Incentive Stock Option Plan, Incentive Stock Option Agreement.

      10.3 Elson T. Killam Associates, Inc. Shareholders' Agreement dated January 29, 1995.

      10.4      Amendment No. 1 to Shareholders' Agreement, dated
                February 6, 1995.

      10.5      Option Exchange Agreement between the Company and
                Emil C. Herkert, dated February 6, 1995.

      11        Statement re: Computation of earnings per share.


      27        Financial Data Schedule.