Form 10-K/A
period 1996-03-30
THERMO TERRATECH INC
filed 1996-10-03
CIK 796038

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                         AMENDMENT NO. 2 ON FORM 10-K/A
                                  TO FORM 10-K
(mark one)
 X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
---
    Exchange Act of 1934


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

THERMO TERRATECH INC.
AMENDMENT NO. 2 ON FORM 10K/A TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 30, 1996



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


                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                    THERMO TERRATECH INC.


                                    By: /s/ Sandra L. Lambert
                                       ----------------------------------
                                       Sandra L. Lambert
                                       Secretary

                                                                    ATTACHMENT A


                     DIRECTORS AND DIRECTOR COMPENSATION



        Set forth below are the names of the persons nominated as Directors of Thermo TerraTech Inc. (the "Corporation"), their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), and of its subsidiary, Thermo Remediation Inc. ("Thermo Remediation") is reported under the caption "Stock Ownership."

--------------------------------------------------------------------------------
JOHN P. APPLETON              Dr. Appleton, 61, has been President, Chief
                              Executive Officer and a Director of the
                              Corporation since September 1993. Dr. Appleton has
                              been Chairman, Chief Executive Officer and a
                              Director of Thermo Remediation since September
                              1993 and has served as a Vice President of Thermo
                              Electron since 1975 in various managerial
                              capacities.
--------------------------------------------------------------------------------
JOHN N. HATSOPOULOS           Mr. Hatsopoulos, 62, has been a Director of the
                              Corporation since 1986 and its Vice President and
                              Chief Financial Officer since 1988. He has been
                              the Chief Financial Officer of Thermo Electron
                              since 1988 and an Executive Vice President of
                              Thermo Electron since 1986. Mr. Hatsopoulos is
                              also a director of Lehman Brothers Funds, Inc.,
                              Thermedics Inc., Thermo Ecotek Corporation, Thermo
                              Fibertek Inc., Thermo Instrument Systems Inc.,
                              Thermo Power Corporation, Thermo Optek
                              Corporation, ThermoQuest Corporation, Thermo
                              Sentron Inc., Trex Medical Corporation and
                              ThermoTrex Corporation.
--------------------------------------------------------------------------------
DONALD E. NOBLE               Mr. Noble, 81, has been a Director of the
                              Corporation since 1986 and served as Chairman of
                              the Board from 1992 to November 1994. From 1959 to
                              1980, Mr. Noble served as the chief executive
                              officer of Rubbermaid Incorporated, first with the
                              title of President and then as the Chairman of the
                              Board. Mr. Noble is also a director of Thermo
                              Electron, Thermo Fibertek Inc., Thermo Sentron
                              Inc. and Thermo Power Corporation.
--------------------------------------------------------------------------------
WILLIAM A. RAINVILLE          Mr. Rainville, 54, has been a Director of the
                              Corporation since February 1993 and Chairman of the Board since November 1994. Mr. Rainville has been President and Chief Executive Officer of
                              Thermo Fibertek Inc. since its inception in 1991 and a director of that company since January 1992.
                              From 1984 until January 1993, Mr. Rainville was the President and Chief Executive Officer of
                              Thermo Electron Web Systems Inc., a subsidiary of
                              Thermo Electron and the predecessor of Thermo
                              Fibertek Inc. He has been a Senior Vice President of Thermo Electron since March 1993 and a Vice
                              President since 1986. Mr. Rainville is also a director of Thermo Ecotek Corporation, Thermo
                              Fibertek Inc. and Thermo Remediation.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PAUL E. TSONGAS               Mr. Tsongas, 55, is a partner in the law firm of
                              Foley, Hoag & Eliot, Boston, Massachusetts. From
                              1988 to 1991, Mr. Tsongas was Chairman of the
                              Massachusetts Board of Regents of Higher
                              Education. From 1979 to 1985, he was a U.S.
                              Senator from Massachusetts. He is also a Director
                              of Boston Edison Corporation, Wang Laboratories
                              Inc., Thermo Fibertek Inc. and Thermo Power
                              Corporation.
--------------------------------------------------------------------------------
POLYVIOS C. VINTIADIS         Mr. Vintiadis, 60, has been a Director of the
                              Corporation since September 1992. Mr. Vintiadis
                              has been the Chairman and Chief Executive Officer
                              of Towermarc Corporation, a real estate
                              development company, since 1984. Prior to joining
                              Towermarc Corporation, Mr. Vintiadis was a
                              principal of Morgens, Waterfall & Vintiadis, Inc.,
                              a financial services firm, with whom he remains
                              associated. For more than 20 years prior to that
                              time, Mr. Vintiadis was employed by Arthur D.
                              Little & Company, Inc. Mr. Vintiadis is also a
                              director of Thermo Instrument Systems Inc.
--------------------------------------------------------------------------------

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

        The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. Options to purchase an aggregate of 55,300 shares of Common Stock were reserved and available for grant under the Directors Plan as of July 1, 1996.

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

        While certain Directors or executive officers of the Corporation are also directors or executive officers of Thermo Remediation or Thermo Electron, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron and the shares of the common stock of Thermo
Remediation owned by the Corporation.


                                              THERMO           THERMO ELECTRON            THERMO
               NAME(1)                   TERRATECH INC.(2)      CORPORATION(3)       REMEDIATION INC.(4)
               -------                   -----------------      --------------       -------------------
Thermo Electron Corporation (5) ........    14,566,258                  N/A                   N/A
John P. Appleton .......................       216,942              143,266                63,000
John N. Hatsopoulos ....................        60,259              636,980                40,182
Donald E. Noble ........................        47,882               53,724                10,500
Jeffrey L. Powell ......................        82,968               43,042               111,000
William A. Rainville ...................        60,000              252,593                24,000
Bruce J. Taunt .........................        44,688               11,852                18,000
Paul E. Tsongas ........................         1,613                    0                 1,500
Polyvios C. Vintiadis ..................         8,707                    0                 1,500
All Directors and current executive
  officers as a group (10 persons)(6) ..       784,158            1,325,160               286,682

---------------

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 14,566,258 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares of Common Stock beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt, Mr. Tsongas, Mr. Vintiadis and all Directors and executive officers as a group include 215,000, 40,000, 7,200, 63,000, 60,000, 42,000, 1,000, 5,300 and 688,500 shares, respectively, that such person or group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Hatsopoulos and all Directors and executive officers as a group include 12,500 shares that Mr. Hatsopoulos has the right to acquire within 60 days after July 1, 1996 through the exercise of a stock purchase warrant. Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 208, 217, 133, 53 and 816 full shares, respectively, allocated through July 1, 1996 to accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan, of which the trustees, who have investment power over its assets, were as of July 1, 1996 executive officers of Thermo Electron ("ESOP"). Shares beneficially owned by Mr. Noble, Mr. Tsongas and Mr. Vintiadis and all Directors and executive officers as a group include 17,642, 613, 3,407 and 21,662 full shares, respectively, allocated through July 1, 1996 to their respective accounts maintained under the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Taunt include 160 shares held in a trust over which Mr. Taunt has investment and voting control. Except for Dr. Appleton, who beneficially owned approximately 1.2% of the Common Stock outstanding as of July 1, 1996, no Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 4.2% of the Common Stock outstanding as of such date.

(3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996. Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt and all Directors and executive officers as a group include 104,357, 349,935, 8,875, 39,374, 205,648, 10,462 and 854,025 shares, respectively, that such person or members of the group has the right to acquire within 60 days of July 1, 1996 through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Powell, Mr. Taunt and all Directors and executive officers as a group include 1,417, 1,838, 497, 166 and 5,146 full shares, respectively, allocated through June 30, 1996 to accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Noble and all Directors and executive officers as a group each include 41,434 shares allocated through July 1, 1996, to Mr. Noble's account maintained pursuant to Thermo Electron's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Hatsopoulos include 168,750 shares held by a QTIP trust of which Mr. Hatsopoulos is a trustee. No Director or executive officer beneficially owned more than 1% of such common stock outstanding as of such date; all Directors and executive officers as a group beneficially owned less than 1% of the Thermo Electron common stock outstanding as of July 1, 1996.

(4) Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Taunt, Mr. Tsongas, Mr. Vintiadis and all Directors and executive officers as a group include 63,000, 22,500, 6,000, 111,000, 22,500, 18,000, 1,500, 1,500 and 261,000 shares, respectively, that such person or group has the right to acquire within 60 days after July 1, 1996 through the exercise of stock options. No Director or executive officer beneficially owned more than 1% of the common stock of Thermo Remediation outstanding as of July 1, 1996; all Directors and executive officers as a group beneficially owned 2.2% of such common stock outstanding as of such date.

(5) Thermo Electron owned 80.7% of the Common Stock outstanding as of July 1, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046.

(6) While certain Directors or executive officers of the Corporation are also directors and/or executive officers of Thermo Electron or its subsidiaries, all such persons disclaim beneficial ownership of the shares of Common Stock of the Corporation owned by Thermo Electron and the shares of common stock of Thermo Remediation owned by the Corporation.


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

                                         SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------
                                                     ANNUAL                      LONG TERM
                                                  COMPENSATION                  COMPENSATION
                                                  ------------                  ------------
                                                                           SECURITIES UNDERLYING
                                                                           AWARDS OF OPTIONS (NO.  ALL OTHER
          NAME AND                FISCAL                                        OF SHARES AND       COMPEN-
     PRINCIPAL POSITION            YEAR       SALARY          BONUS              COMPANY)(1)       SATION(2)
     ------------------            ----       ------          -----              -----------       ---------

John P. Appleton (3)               1996      $168,750       $100,000(3)              --             $ 6,919
  President and Chief Executive    1995      $146,250       $100,000(3)          30,000 (TTT)       $11,171
        Officer                    1994      $ 75,533       $ 80,000(3)         185,000 (TTT)       $11,115
                                                                                 63,000 (THN)
------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell                  1996      $116,000       $ 60,000                300 (TMO)       $ 6,646
  Vice President                                                                  2,000 (TBA)
                                                                                  2,000 (TSR)
                                                                                  5,000 (TLZ)
                                                                                  2,000 (TLT)
                                                                                  6,000 (TMQ)
                                                                                  4,000 (TXM)
                                   1995      $108,000       $ 63,500             10,000 (TTT)       $ 6,828
                                                                                 15,000 (THN)
                                                                                 22,725 (TMO)
                                   1994      $101,600       $ 46,675(4)          13,000 (TTT)       $ 4,484
                                                                                 96,000 (THN)
                                                                                  5,625 (TMO)
------------------------------------------------------------------------------------------------------------
Bruce J. Taunt(5)                  1996      $ 95,000       $ 35,000              7,500 (TMO)       $ 5,246
  Vice President, Finance                    $ 91,000       $ 28,000              4,000 (TTT)       $ 5,203
  and Administration               1995                                           3,000 (THN)
------------------------------------------------------------------------------------------------------------



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


                                           OPTION GRANTS IN FISCAL 1996
-----------------------------------------------------------------------------------------------------------------
                                         PERCENT OF                                        POTENTIAL REALIZABLE
                                        TOTAL OPTIONS                                       VALUE AT ASSUMED
                   NUMBER OF SECURITIES  GRANTED TO       EXERCISE                        ANNUAL RATES OF STOCK
                    UNDERLYING OPTIONS  EMPLOYEES IN      PRICE PER      EXPIRATION       PRICE APPRECIATION FOR
     NAME                GRANTED(1)      FISCAL YEAR        SHARE           DATE               OPTION TERM
     ----                ----------      -----------        -----           ----               -----------
                                             (2)                                            5%             10%
                                            -----                                         -------        --------

Jeffrey L. Powell          300 (TMO)        0.02%           $24.85         5/23/98        $ 1,176        $  2,469
                         2,000 (TBA)         0.4%           $10.00         3/11/08        $15,920        $ 42,760
                         2,000 (TSR)         0.4%           $14.00         3/11/08        $22,280        $ 59,880
                         5,000 (TLZ)         0.4%           $22.75        11/28/07        $90,550        $243,250
                         2,000 (TLT)         0.6%           $10.00         3/11/08        $15,920        $ 42,760
                         6,000 (TMQ)         0.2%           $13.00         3/11/08        $62,100        $166,800
                         4,000 (TXM)         0.3%           $11.00         3/11/08        $35,000        $ 94,080
-----------------------------------------------------------------------------------------------------------------
Bruce J. Taunt           7,500 (TMO)         0.5%           $30.27         9/22/02        $92,400        $215,400
-----------------------------------------------------------------------------------------------------------------

(1) Options have been granted during fiscal 1996 to the named executive officers to purchase the common stock of Thermo Electron (designated in the table as TMO), Thermo Remediation (designated in the table as THN), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Sentron Inc. (designated in the table as TSR), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), ThermoQuest Corporation (designated in the table as
        TMQ), and Trex Medical Corporation (designated in the table as TXM). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of Thermo BioAnalysis Corporation and ThermoLyte Corporation, which are not exercisable until that company's stock is publicly traded. However, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected on June 5, 1996 in the form of a 50% stock dividend.

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

                AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL 1996 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------
                                                                            NUMBER OF               VALUE OF
                                                                           UNEXERCISED             UNEXERCISED
                                                                         OPTIONS AT FISCAL         IN-THE-MONEY
                                              SHARES                         YEAR-END                OPTIONS
                                           ACQUIRED ON       VALUE         (EXERCISABLE/          (EXERCISABLE/
       NAME                   COMPANY        EXERCISE      REALIZED      UNEXERCISABLE)(1)        UNEXERCISABLE)
       ----                   -------        --------      --------      -----------------        --------------

John P. Appleton(2)      Thermo TerraTech         --             --         215,000/0(3)            $924,575/--
                         Thermo Remediation       --             --          63,000/0               $453,285/--
----------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell        Thermo TerraTech     10,800        $75,168          63,000/0(4)            $342,535/--
                         Thermo Remediation       --             --         111,000/0               $731,145/--
                         Thermo BioAnalysis       --             --               0/2,000(6)        $     --/0
                         Thermo Electron          --             --          38,774/0(5)            $868,001/--
                         Thermo Fibertek          --             --           4,500/0               $ 53,249/--
                         Thermo Sentron           --             --           2,000/0               $  4,000/--
                         ThermoLase               --             --           5,000/0               $  7,500/--
                         ThermoLyte               --             --               0/2,000(6)        $     --/0
                         ThermoQuest              --             --           6,000/0               $ 24,000/--
                         Trex Medical             --             --           4,000/0               $  4,000/--
----------------------------------------------------------------------------------------------------------------
Bruce J. Taunt           Thermo TerraTech         --             --          42,000/0(4)            $244,210/--
                         Thermo Remediation       --             --          18,000/0               $116,010/--
                         Thermo Electron          --             --          10,312/0               $142,756/--
----------------------------------------------------------------------------------------------------------------

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

        The Corporation provides certain management and supervisory services with respect to Thermo Electron's wholly-owned metal treating business. During fiscal 1996, Thermo Electron paid the Corporation $100,000 to perform such services.

        As of March 30, 1996, the Corporation owed Thermo Electron an aggregate of $88 million.

        Thermo Electron owned approximately 80.7% of the Corporation's outstanding Common Stock on July 1, 1996.