Form 10-Q
period 1996-09-28
THERMO TERRATECH INC
filed 1996-11-04
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

      [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class              Outstanding at October 25, 1996
         ----------------------------   -------------------------------
         Common Stock, $.10 par value             18,254,067
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   September 28,   March 30,
    (In thousands)                                          1996        1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $ 68,733    $ 31,182
      Short-term available-for-sale investments,
        at quoted market value (amortized cost
        of $28,369 and $7,007)                            28,426       7,004
      Accounts receivable, less allowances of
        $3,022 and $2,861                                 50,833      44,397
      Unbilled contract costs and fees                    25,053      21,113
      Inventories:
        Raw materials and supplies                         2,630       3,822
        Work in process and finished goods                   795          61
      Prepaid and refundable income taxes                  7,871       9,556
      Prepaid expenses                                     5,249       4,442
                                                        --------    --------
                                                         189,590     121,577
                                                        --------    --------

    Property, Plant and Equipment, at Cost               132,766     126,129

      Less: Accumulated depreciation and amortization     46,767      43,173
                                                        --------    --------
                                                          85,999      82,956
                                                        --------    --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $2,108 in fiscal 1996)                                -       2,098
                                                        --------    --------

    Long-term Held-to-maturity Investments,
      at Amortized Cost (quoted market value
      of $25,632 and $24,963)                             25,138      24,251
                                                        --------    --------

    Other Assets                                          19,094      12,931
                                                        --------    --------

    Cost in Excess of Net Assets of Acquired Companies    90,814      89,843
                                                        --------    --------
                                                        $410,635    $333,656
                                                        ========    ========
                                        2PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                   September 28,  March 30,
    (In thousands except share amounts)                     1996       1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $ 13,597   $ 10,922
      Notes payable and current maturities of
        long-term obligations (includes $38,000 and
        $15,000 due to parent company)                    44,312     19,711
      Billings in excess of revenues earned                1,487      2,076
      Accrued payroll and employee benefits                8,811      9,930
      Accrued income taxes                                   845          -
      Other accrued expenses                              13,193      7,871
      Due to parent company                                3,552      5,059
                                                        --------   --------
                                                          85,797     55,569
                                                        --------   --------
    Deferred Income Taxes                                  3,591      3,558
                                                        --------   --------
    Other Deferred Items                                     950        980
                                                        --------   --------
    Long-term Obligations:
      4 5/8% Subordinated convertible debentures
        (Note 2)                                         113,850          -
      6 1/2% Subordinated convertible debentures          13,382     18,182
      4 7/8% Subordinated convertible debentures          37,950     37,950
      Other (includes $73,000 due to parent
        company in fiscal 1996) (Note 2)                  26,489     99,252
                                                        --------   --------
                                                         191,671    155,384
                                                        --------   --------
    Minority Interest                                     36,473     32,295
                                                        --------   --------
    Shareholders' Investment:
      Common stock, $.10 par value, 75,000,000
        shares authorized; 18,278,210 and 17,598,013
        shares issued                                      1,828      1,760
      Capital in excess of par value                      63,092     59,419
      Retained earnings                                   27,204     24,474
      Treasury stock at cost, 24,143 and 34,531
        shares                                              (282)      (410)
      Cumulative translation adjustment                      274        635
      Net unrealized gain (loss) on available-for-sale
        investments                                           37         (8)
                                                        --------   --------
                                                          92,153     85,870
                                                        --------   --------
                                                        $410,635   $333,656
                                                        ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                                $61,121       $49,452
      Product revenues                                  6,148         5,046
                                                      -------       -------
                                                       67,269        54,498
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of service revenues                         50,995        36,686
      Cost of product revenues                          4,902         4,445
      Selling, general and administrative expenses      9,727         8,300
      Product and new business development expenses       275           282
      Write-off of cost in excess of net assets of
        acquired company                                    -         4,995
                                                      -------       -------
                                                       65,899        54,708
                                                      -------       -------

    Operating Income (Loss)                             1,370          (210)

    Interest Income                                     2,017         1,406
    Interest Expense (includes $553 and $1,690
      to parent company)                               (3,462)       (2,959)
    Equity in Earnings of Unconsolidated Subsidiary       280             -
    Gain on Issuance of Stock by Subsidiary (Note 3)    1,475             -
    Gain on Sale of Investments                            19             -
    Loss on Sale of Assets                                  -          (569)
    Other Income                                           47             -
                                                      -------       -------
    Income Before Provision for Income Taxes
      and Minority Interest                             1,746        (2,332)
    Provision for Income Taxes                            207         1,350
    Minority Interest Expense                              89           433
                                                      -------       -------
    Net Income (Loss)                                 $ 1,450       $(4,115)
                                                      =======       =======

    Earnings (Loss) per Share                         $   .08       $  (.24)
                                                      =======       =======

    Weighted Average Shares                            18,848        17,373
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Six Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                               $122,987       $ 96,618
      Product revenues                                 11,900          8,608
                                                     --------       --------
                                                      134,887        105,226
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of service revenues                        100,803         71,880
      Cost of product revenues                          9,620          7,758
      Selling, general and administrative expenses     18,274         16,649
      Product and new business development expenses       574            558
      Write-off of cost in excess of net assets of
        acquired company                                    -          4,995
                                                     --------       --------
                                                      129,271        101,840
                                                     --------       --------

    Operating Income                                    5,616          3,386

    Interest Income                                     3,647          2,766
    Interest Expense (includes $1,382 and $2,898
      to parent company)                               (6,570)        (5,232)
    Equity in Earnings of Unconsolidated Subsidiary       559              -
    Gain on Issuance of Stock by Subsidiaries
      (Note 3)                                          1,475          2,742
    Gain on Sale of Investments                           166             80
    Loss on Sale of Assets                                  -           (569)
    Other Income                                           47              -
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest                             4,940          3,173
    Provision for Income Taxes                          1,721          2,436
    Minority Interest Expense                             311            811
                                                     --------       --------
    Net Income (Loss)                                $  2,908       $    (74)
                                                     ========       ========

    Earnings (Loss) per Share                        $    .15       $      -
                                                     ========       ========

    Weighted Average Shares                            18,839         17,362
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                              $  2,908       $    (74)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                 6,523          5,960
          Write-off of cost in excess of net asset
            of acquired company                             -          4,995
          Loss on sale of assets                            -            569
          Equity in earnings of unconsolidated
            subsidiary                                   (559)             -
          Minority interest expense                       311            811
          Provision for losses on accounts receivable     388            (21)
          Other noncash expenses                            -            194
          Increase (decrease) in deferred income
            taxes                                         (22)            91
          Gain on issuance of stock by subsidiaries    (1,475)        (2,742)
          Gain on sale of investments                    (166)           (80)
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                      (5,850)        (3,018)
              Inventories and unbilled contract
                costs and fees                         (3,423)          (803)
              Other current assets                     (1,153)        (1,026)
              Current liabilities                       5,997          3,473
              Other                                       (87)             -
                                                     --------       --------
                Net cash provided by operating
                  activities                            3,392          8,329
                                                     --------       --------

    Investing Activities:
      Acquisitions, net of cash acquired               (1,681)       (25,404)
      Purchase of minority interest in Thermo Terra
        Tech joint venture                                  -        (34,267)
      Purchases of available-for-sale investments     (39,027)       (23,299)
      Proceeds from sale and maturities of
        available-for-sale investments                 19,915         11,630
      Purchases of property, plant and equipment       (8,262)        (8,609)
      Proceeds from sale of property, plant and
        equipment                                         393            594
      Purchase of other assets                           (413)           (26)
                                                     --------       --------
                Net cash used in investing
                  activities                         $(29,075)      $(79,381)
                                                     --------       --------

                                        6PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                      Six Months Ended
                                                ----------------------------
                                                September 28,  September 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures (Note 2)              $112,429       $ 36,889
      Issuance of note payable to parent company            -         35,000
      Repayment of notes payable to parent
        company (Note 2)                              (50,000)        (4,000)
      Proceeds from issuance of Company and
        subsidiary common stock (Note 3)                4,720          6,959
      Repurchase of Company common stock               (1,865)             -
      Repurchase of subordinated convertible
        debentures                                     (1,078)             -
      Issuance of short-term obligations                  560          2,178
      Repayment of note payable                          (901)          (618)
      Dividends paid by subsidiary to minority
        shareholders                                     (450)          (551)
      Issuance of note receivable                           -           (401)
      Metal Treating, Inc. transfer to parent
        company                                          (178)          (296)
                                                     --------       --------
                Net cash provided by financing
                  activities                           63,237         75,160
                                                     --------       --------
    Exchange Rate Effect on Cash                           (3)          (372)
                                                     --------       --------

    Increase in Cash and Cash Equivalents              37,551          3,736
    Cash and Cash Equivalents at Beginning of Period   31,182         35,808
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 68,733       $ 39,544
                                                     ========       ========

    Noncash Activities:
      Fair value of assets of acquired companies     $  6,476       $ 28,201
      Cash paid for acquired companies                 (1,705)       (25,836)
      Issuance of subsidiary common stock for
        acquired company                               (2,006)             -
                                                     --------       --------
        Liabilities assumed of acquired companies    $  2,765       $  2,365
                                                     ========       ========

      Conversions of subordinated convertible
        debentures                                   $  4,800       $      -


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements


    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and six-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the six-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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

         Certain amounts in fiscal 1996 have been reclassified to conform to the fiscal 1997 financial statement presentation. Certain of these reclassifications are required to present consistent classification of expenses within the Company's consulting and design services business. Historical financial results have been restated to include Metal Treating, Inc. (Metal Treating), which was acquired in October 1996 in a transaction accounted for under the pooling-of-interests method (Note 4).


    2.   Subordinated Convertible Debentures

         In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.4 million. The debentures are convertible into shares of the Company's common stock at a price of $15.90 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). In September 1996, the Company repurchased $1,150,000 principal amount of these debentures, resulting in no material gain or loss. In May 1996, the Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the offering.


    3.   Transaction in Stock of Subsidiary

         In September 1996, the Company's majority-owned Thermo EuroTech
    N.V. (Thermo EuroTech) subsidiary sold 1,105,000 shares of its common stock in a private placement at $4.25 per share, for net proceeds of $4.4
                                        8PAGE

                              THERMO TERRATECH INC.

    million, resulting in a gain of $1.5 million. Following the private placement, the Company owned 53% of Thermo EuroTech's outstanding common stock.


    4.   Subsequent Event

         In October 1996, the Company acquired Metal Treating from Thermo Electron in exchange for $1.6 million in cash. Metal Treating provides heat treating services, including carburizing, vacuum hardening, silver and copper brazing, and aluminum heat treating, primarily to the Milwaukee and southeastern Wisconsin areas. Because the Company and Metal Treating were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to the pooling-of-interests method. Accordingly, all historical information presented has been restated to include the results of Metal Treating. The purchase price of $1.6 million is included in due to parent company in the accompanying balance sheet.

         Revenues and net income (loss) as previously reported by the separate entities prior to the acquisition and as restated for the combined Company are as follows:

                               Three              Three            Six
                            Months Ended       Months Ended    Months Ended
                           -------------      --------------  --------------
    (In thousands)         June 29, 1996      Sept. 30, 1995  Sept. 30, 1995
    ------------------------------------------------------------------------
    Revenues:
      Previously reported       $ 66,888           $ 53,782         $103,638
      Metal Treating                 739                716            1,588
      Elimination                     (9)                 -                -
                                --------           --------         --------
                                $ 67,618           $ 54,498         $105,226
                                ========           ========         ========
    Net Income (Loss):
      Previously reported       $  1,438           $ (4,159)        $   (210)
      Metal Treating                  20                 44              136
                                --------           --------         --------
                                $  1,458           $ (4,115)        $    (74)
                                ========           ========         ========





                                        9PAGE

                              THERMO TERRATECH INC.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company is a provider of environmental services and infrastructure planning and design, encompassing a range of specializations within the remediation and recycling, consulting and design, and laboratory-testing industries. The Company also provides metal-treating services and thermal-processing systems used to treat primary metals and metal parts. The Company's environmental services businesses are affected by several factors, particularly extreme weather variations, government spending, and regulation of remediation activities.

         Remediation and Recycling - In December 1995, the Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary acquired Remediation Technologies, Inc. (ReTec), a provider of integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. In September 1996, Thermo Remediation acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes under contracts with federal and state governments, and other public and private sector clients. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. Through its TPS Technologies Inc. division, Thermo Remediation is also a national leader in the design and operation of nonhazardous soil-remediation facilities and operates a network of such facilities serving customers in more than a dozen states along the East and West coasts. In addition, Thermo Remediation's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, provides wastewater treatment services as well as services to test, remove, and install underground storage tanks. Through its North Refinery subsidiary, Thermo EuroTech specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

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

                                       10PAGE

                              THERMO TERRATECH INC.

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

         Metal Treating - The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company also designs, manufactures, and installs advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan.

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

         Total revenues in the second quarter of fiscal 1997 increased 23% to $67.3 million from $54.5 million in the second quarter of fiscal 1996. Revenues from remediation and recycling services increased to $30.8 million in fiscal 1997 from $17.1 million in fiscal 1996, primarily due to the inclusion of $13.7 million in revenues in fiscal 1997 from ReTec and IEM Sealand, which were acquired in December 1995 and September 1996, respectively, and, to a lesser extent, higher revenues from health physics services. Revenues from soil-remediation services decreased 21% resulting from declines in the volume of soil processed due to reduced compliance requirements and/or relaxed enforcement activities in several states and competitive pricing pressures. Revenues from consulting and design services remained relatively unchanged at $18.7 million in fiscal 1997 and $18.4 million in fiscal 1996. Revenues from laboratory-testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, decreased to $8.3 million in fiscal 1997 from $10.2 million in fiscal 1996, largely due to reduced federal spending. Metal-treating revenues increased to $10.2 million in fiscal 1997 from $8.8 million in fiscal 1996, primarily due to an increase in demand for thermal-processing equipment at existing businesses.

         The gross profit margin decreased to 17% in the second quarter of fiscal 1997 from 25% in the second quarter of fiscal 1996, primarily due to a decrease in gross profit margins for remediation and recycling services due to lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers and, to a lesser extent, lower margins on the soil processed due to competitive pricing pressures, and the inclusion of lower-margin revenues from ReTec. This decline is also due to a decrease in gross profit margins for laboratory-testing services due to costs incurred related to efforts to eliminate redundant capabilities at regional laboratories. These decreases were offset in part by higher gross profit margins from metal-treating services resulting from an increase in revenues.

                                       11PAGE

                              THERMO TERRATECH INC.


    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

         During the second quarter of fiscal 1996, the Company wrote off $4,995,000 of "Cost in excess of net assets of acquired company" related to its thermal-processing equipment business. In addition, the Company incurred a loss of $569,000 as a result of the sale of an engineering office. These noncash expenses are nondeductible for tax purposes.

         Selling, general and administrative expenses as a percentage of revenues decreased to 14% in the second quarter of fiscal 1997 from 15% in the second quarter of fiscal 1996, primarily due to efficiencies associated with an increase in revenues and lower expenses as a percentage of revenues at acquired companies.

         Interest income increased to $2.0 million in the second quarter of fiscal 1997 from $1.4 million in the second quarter of fiscal 1996, primarily as a result of interest income earned on invested proceeds from the Company's issuance of 4 5/8% subordinated convertible debentures in May 1996 (Note 2). Interest expense increased to $3.5 million in fiscal 1997 from $3.0 million in fiscal 1996, primarily due to interest on the Company's 4 5/8% issuance of subordinated convertible debentures, offset in part by a decrease in interest expense due to the repayment of promissory notes to Thermo Electron Corporation (Thermo Electron) with proceeds from the Company's 4 5/8% subordinated convertible debentures.

         Equity in earnings of unconsolidated subsidiary in the second quarter of fiscal 1997 represents ReTec's proportionate share of income from a joint venture.

         As a result of the sale of stock by Thermo EuroTech, the Company recorded a gain of $1.5 million in the second quarter of fiscal 1997 (Note 3). The gain represents an increase in the Company's proportionate share of the subsidiary's equity and is classified as gain on issuance of stock by subsidiary in the accompanying statement of operations.

         The effective tax rate in the second quarter of fiscal 1997 was lower than the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary, offset in part by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate in fiscal 1996 was higher than the federal statutory rate primarily due to the nondeductible write-off of cost in excess of net assets of acquired company and the loss on sale of assets.

         Minority interest expense decreased to $0.1 million in the second quarter of fiscal 1997 from $0.4 million in the second quarter of fiscal 1996, due to a reduction in earnings from the Company's majority-owned subsidiaries.


                                       12PAGE

                              THERMO TERRATECH INC.


    First Six Months of Fiscal 1997 Compared With First Six Months of Fiscal
    1996

         Total revenues in the first six months of fiscal 1997 increased 28% to $134.9 million from $105.2 million in the first six months of fiscal 1996. Revenues from remediation and recycling services increased to $58.7 million in fiscal 1997 from $32.5 million in fiscal 1996, primarily due to the inclusion of $24.2 million in revenues from ReTec and IEM Sealand, which were acquired in December 1995 and September 1996, respectively. This increase in revenues is also due to an increase in revenues at Thermo EuroTech and, to a lesser extent, higher revenues from health physics services and a long-term environmental restoration contract for the U.S. Department of Energy's (DOE's) Hanford site (Hanford). These increases were offset in part by a decrease in radiochemistry laboratory work, reflecting ongoing reductions in spending at the DOE as well as a shift in DOE spending from investigative work performed by the Company's laboratories to cleanup work. Revenues from soil-remediation services decreased 15% primarily due to the reasons discussed in the results of operations for the second quarter. Revenues from consulting and design services increased to $40.2 million in fiscal 1997 from $38.2 million in fiscal 1996, primarily due to increased revenues from two major contracts, offset in part by lower revenues from federal government contracts, reflecting a reduction in spending and delays in budget appropriations. Revenues from laboratory-testing services, excluding the radiochemistry laboratory services included in remediation and recycling services, remained relatively constant at $17.6 million in fiscal 1997 and $17.7 million in fiscal 1996. Metal-treating revenues increased to $20.1 million in fiscal 1997 from $16.9 million in fiscal 1996, primarily due to an increase in demand for thermal-processing equipment at existing businesses.

         The gross profit margin decreased to 18% in the first six months of fiscal 1997 from 24% in the first six months of fiscal 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

         Selling, general and administrative expenses as a percentage of revenues decreased to 14% in the first six months of fiscal 1997 from 16% in the first six months of fiscal 1996, primarily due to efficiencies associated with an increase in revenues, a decline in expenses related to the consolidation of administrative functions within the consulting and design services business, and lower expenses as a percentage of revenues at acquired companies.

         Interest income increased to $3.6 million in the first six months of fiscal 1997 from $2.8 million in the first six months of fiscal 1996, primarily as a result of interest income earned on invested proceeds from the Company's issuance of 4 5/8% subordinated convertible debentures in May 1996 (Note 2). Interest expense increased to $6.6 million in fiscal 1997 from $5.2 million in fiscal 1996, primarily due to interest on the Company's 4 5/8% subordinated convertible debentures and Thermo Remediation's issuance of 4 7/8% subordinated convertible debentures in

                                       13PAGE

                              THERMO TERRATECH INC.


    First Six Months of Fiscal 1997 Compared With First Six Months of Fiscal 1996 (continued)

    May 1995, offset in part by a decrease in interest expense due to the repayment of promissory notes to Thermo Electron with proceeds from the Company's 4 5/8% subordinated convertible debentures.

         During the first six months of fiscal 1997 and 1996, the Company recorded gains of $1.5 million and $2.7 million, respectively, from the sale of stock by subsidiaries (Note 3).

         The effective tax rate in the first six months of fiscal 1997 was lower than the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiaries offset in part by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate in fiscal 1996 was higher than the federal statutory rate primarily due to the nondeductible write-off of cost in excess of net assets of acquired company and the loss on sale of assets, offset in part by the nontaxable gains on issuance of stock by subsidiaries.

         Minority interest expense decreased to $0.3 million in the first six months of fiscal 1997 from $0.8 million in the first six months of fiscal 1996, due to a reduction in earnings from the Company's majority-owned subsidiaries.

    Liquidity and Capital Resources

         Consolidated working capital, including cash, cash equivalents, and short-term available-for-sale investments, increased to $103.8 million at September 28, 1996 from $66.0 million at March 30, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $97.2 million at September 28, 1996, compared with $40.3 million at March 30, 1996. Of the $97.2 million balance at September 28, 1996, $28.7 million and $4.4 million was held by Thermo Remediation and Thermo EuroTech, respectively, and the remainder by the Company and its wholly owned subsidiaries. In addition, at September 28, 1996, the Company had $25.1 million of long-term held-to-maturity investments, compared with $24.3 million at March 30, 1996. During the first six months of fiscal 1997, $3.4 million of cash was provided by operating activities. In the first six months of fiscal 1997, the Company funded increases in accounts receivable and unbilled contract costs and fees of $5.8 million and $3.4 million, respectively. The increase in accounts receivable is primarily due to higher revenues at Thermo Remediation's IEM Sealand, Thermo NuTech, and Thermo Fluids divisions. The increase in unbilled contract costs and fees was due to an increase in thermal-processing equipment contracts, remediation contracts at ReTec, and consulting and design services contracts. These uses of cash were largely offset by an increase in other current liabilities, including $3.0 million in accrued interest related to the 4 5/8% convertible debentures (Note 2).

         In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.4 million (Note 2). The debentures are guaranteed on a

                                       14PAGE

                              THERMO TERRATECH INC.

    subordinated basis by Thermo Electron. In September 1996, the Company repurchased $1,150,000 principal amount of these debentures. In May 1996, the Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the offering.

         The Boards of Directors of the Company and Thermo Remediation each authorized the repurchase, through August 23, 1997 and September 10, 1997, respectively, of up to $10.0 million of their own securities. Any such purchases would be funded from working capital. Through September 28, 1996, the Company and Thermo Remediation had expended $.1 million and $1.8 million, respectively, under these authorizations.

         In the first six months of fiscal 1997, the Company expended $1.7 million for acquisitions and $8.3 million for purchases of property, plant and equipment. During the remainder of fiscal 1997, the Company expects to expend an additional $3.0 million for purchases of property, plant and equipment. In October 1996, the Company signed a definitive agreement to acquire the stock of privately held Carlan Consulting Group, Inc., a provider of transportation and environmental consulting and professional engineering services, located in Pensacola and Tampa, Florida, for approximately $3.3 million. The completion of this transaction is subject to several conditions, including completion of the Company's due diligence investigation. The Company has no other material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. The Company believes that it has adequate resources to meet the financial needs of its current operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

         On September 25, 1996, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to one-year terms expiring in 1997. The directors reelected at the meeting were: John P. Appleton, John N. Hatsopoulos, Donald E. Noble, William A. Rainville, Paul E. Tsongas, and Polyvios C. Vintiadis. Dr. Appleton received 16,788,646 shares voted in favor of election and 263,051 shares voted against; Mr. Hatsopoulos, Mr. Rainville, and Mr. Vintiadis each received 16,788,749 shares voted in favor of election and 262,948 shares voted against; Mr. Noble received 16,787,849 shares voted in favor of election and 263,848 shares voted against; and Mr. Tsongas received 16,788,748 shares voted in favor of election and 262,949 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

         The shareholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized common stock, $.10 par value per share, from 30 million

                                       15PAGE

                              THERMO TERRATECH INC.


    Item 4 - Submission of Matters to a Vote of Security Holders (continued)

    shares to 75 million shares as follows: 16,579,935 shares voted in favor, 440,862 shares voted against, 12,300 shares abstained, and 18,600 broker nonvotes were recorded on the proposal.


    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Dependence on Environmental Regulation. Federal, state and local environmental laws govern each of the markets in which the Company conducts business, as well as many of the Company's operations. The markets for many of the Company's services, including industrial remediation services, nuclear remediation services, hazardous waste remedial construction services, soil-remediation services, waste-fluids recycling services, consulting and design services, and laboratory services, and the standards governing most aspects of the construction and operation of the Company's facilities, were directly or indirectly created by, and are dependent on, the existence and enforcement of those laws. There can be no assurance that these laws and regulations will not change in the future, requiring new technologies or stricter standards with which the Company must comply. In addition, there can be no assurance that these laws and regulations will not be made more lenient in the future, thereby reducing the size of the markets addressed by the Company. Any such change in such federal, state and local environmental laws and regulations may have a material adverse effect on the Company's business.

         Responsibility for establishing and enforcing certain federal policies, such as the federal underground storage tank policy, has been delegated to the states, which are not only required to establish regulatory programs, but also are permitted to mandate more stringent requirements than are otherwise required by federal law. Currently, many states are considering adopting a "risk-based" approach to prioritizing site cleanups and setting cleanup standards, which attempts to balance the costs of remediation against the potential harm to human health and the environment from leaving sites unremediated. Although the Company believes that it will be able to take advantage of this shift toward a risk-based approach, there can be no assurance that these policies, if implemented, will not reduce the size of the potential market addressed by the Company.

         Potential Environmental and Regulatory Liability. The Company's operations are subject to comprehensive laws and regulations related to the protection of the environment. Among other things, these laws and regulations impose requirements to control air, soil, and water pollution, and regulate health, safety, zoning, land use, and the
                                       16PAGE

                              THERMO TERRATECH INC.

    handling and transportation of hazardous and nonhazardous materials. Such laws and regulations also impose liability for remediation and cleanup of environmental contamination, both on-site and off-site, resulting from past and present operations. These requirements may also be imposed as conditions of operating permits or licenses that are subject to renewal, modification or revocation. Existing laws and regulations, and new laws and regulations, may require the Company to modify, supplement, replace, or curtail its operating methods, facilities, or equipment at costs which may be substantial without any corresponding increase in revenue. The Company is also potentially subject to monetary fines, penalties, remediation, cleanup, or stop orders, injunctions, or orders to cease or suspend certain of its practices. The outcome of any proceedings and associated costs and expenses could have a material adverse impact on the Company's business. In addition, the Company's Thermo NuTech and IEM Sealand divisions are subject to numerous laws and regulations related to the protection of human health and safety. Such laws and regulations may pose liability on the Company for exposure of its employees to radiation or other hazardous contamination or failure to isolate and remove radioactive or other hazardous contaminants from soil.

         The Company endeavors to operate its business to minimize its exposure to environmental and other regulatory liabilities. In entering into contracts with its customers, the Company seeks to maximize its insulation from regulatory liabilities associated with the contaminated soil, oil, and other wastes it handles. Although no claims giving rise to such liabilities have been asserted by the Company's customers or employees to date, there can be no assurance that such claims cannot or will not be asserted against the Company.

         Uncertainty of Funding. Remediation compliance requirements and attendant costs are often beyond the financial capabilities of many individuals and small companies. To address this problem, some states have established tax-supported trust funds to assist in the financing of compliance and site remediation. As a consequence, in many of the states in which the Company markets its soil-remediation services, the majority, and in some cases virtually all, of the soil remediated by the Company is paid for by large companies and/or these state trust funds. Any substantial decrease in this funding could have a material adverse effect on the Company's business and financial performance. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have relaxed enforcement activities and others have reduced compliance requirements in order to reduce the costs of cleanup. These factors have already resulted in lower levels of cleanup activity in some states. Continued de-emphasis on enforcement activities and/or further reductions in compliance requirements is having a material adverse effect on the Company's business.

         The Company depends on funding from the federal and state governments, and their agencies and instrumentalities, for compensation for its services. For example, Thermo NuTech provides a large portion of its services directly or indirectly to the U.S. Department of Energy
    (DOE) and the Company's consulting and design businesses perform

                                       17PAGE

                              THERMO TERRATECH INC.

    significant amounts of services for state and municipal government. Thermo NuTech has experienced a decrease in its radiochemistry laboratory work as a result of ongoing reductions in spending at the DOE as well as a shift in DOE spending from investigative work to cleanup work. Continued declines in spending by DOE and other governmental agencies could have a material adverse effect on the Company's business.

         Competition. The markets for many of the Company's services are regional and are characterized by intense competition from numerous local competitors. Some of the Company's competitors have greater technical and financial resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services than the Company. Competition could increase if new companies enter the market or if existing competitors expand their service lines. There can be no assurance that the Company's current technology, technology under development, or ability to develop new technologies will be sufficient to enable it to compete effectively with its competitors.

         Seasonal Influences. A majority of the Company's businesses experience seasonal fluctuations. A majority of the Company's soil-remediation sites, as well as the Company's fluids-recycling sites, experience declines in severe weather conditions. Site remediation work and certain environmental testing services, such as the services provided by ReTec, Killam Associates, IEM Sealand, and Thermo NuTech, may also decline in winter months as a result of severe weather conditions. In Europe, Thermo EuroTech may experience a decline in the feedstock delivered to its facilities during winter months, due to frozen waterways. The Company's operations were adversely affected by severe weather in the last quarter of fiscal 1996.

         Possible Obsolescence Due to Technological Change. Technological developments are expected to continue at a rapid pace in the environmental services industry. The Company's technologies could be rendered obsolete or uneconomical by technological advances by one or more companies that address the Company's markets or by future entrants into the industry. There can be no assurance that the Company would have the resources to, or otherwise would be successful in, developing responses to technological advances by others.

         Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of businesses that complement or augment the Company's existing services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing,

                                       18PAGE

                              THERMO TERRATECH INC.

    if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

         Risks Associated with Spin-Out of Subsidiaries. The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures and similar transactions, the Company records gains that represent the increase in the Company's net investment in the subsidiaries. These gains have represented a substantial portion of the net income reported by the Company in certain periods. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

         In addition, in October 1995, the Financial Accounting Standards Board ("FASB") issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements:
    Policy and Procedures" (the "Proposed Statement"). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there could be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in equity of the consolidated entity with no gain or loss being recorded. The FASB expects to issue a final statement or a revised exposure draft in calendar 1997.

         No Assurance of Development and Commercialization of Technology Under Development. The Company is currently engaged in the development of several technologies which may ultimately be commercialized to provide services to customers. For example, the Company's Thermo Fluids division is currently engaged in developing technology to enhance the quality of the fuel oils produced in its fluids recycling business. There are a number of technological challenges that the Company must successfully address to complete any of its development efforts. Technology development involves a high degree of risk, and returns to investors are dependent upon successful development and commercialization of such technology. There can be no assurance that any of the technology currently being developed by the Company, or those to be developed in the future by the Company, will be technologically feasible or accepted by the marketplace, or that any such development will be completed in any particular timeframe.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.

                                       19PAGE

                              THERMO TERRATECH INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of November 1996.

                                            THERMO TERRATECH INC.



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Vice President and
                                            Chief Financial Officer



























                                       20PAGE

                              THERMO TERRATECH INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                               Page
    ----------------------------------------------------------------------

      3          Certificate of Amendment to Certificate of
                 Incorporation filed with Secretary of State of Delaware on October 31, 1996.

     10.1        Stock Holdings Assistance Plan and Form of
                 Promissory Note.

     10.2        Stock Purchase Agreement between the Thermo
                 Electron Companies Inc. and Thermo TerraTech
                 Inc. dated October 30, 1996.

     11          Statement re: Computation of earnings per share.

     27          Financial Data Schedule.