Form 10-Q
period 1996-12-28
THERMO TERRATECH INC
filed 1997-02-05
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

      [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended December 28, 1996.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at January 24, 1997
         ----------------------------   -------------------------------
         Common Stock, $.10 par value             18,100,828
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    December 28,   March 30,
    (In thousands)                                          1996        1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $ 60,350    $ 31,182
      Short-term available-for-sale investments,
        at quoted market value (amortized cost
        of $23,266 and $7,007)                            23,308       7,004
      Accounts receivable, less allowances of
        $3,079 and $2,861                                 53,543      44,397
      Unbilled contract costs and fees                    27,892      21,113
      Inventories:
        Raw materials and supplies                         2,404       3,822
        Work in process and finished goods                   533          61
      Prepaid and refundable income taxes                  7,909       9,556
      Prepaid expenses                                     4,217       4,442
                                                        --------    --------
                                                         180,156     121,577
                                                        --------    --------

    Property, Plant and Equipment, at Cost               136,679     126,129

      Less: Accumulated depreciation and amortization     48,830      43,173
                                                        --------    --------
                                                          87,849      82,956
                                                        --------    --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $2,108 in fiscal 1996)                                -       2,098
                                                        --------    --------

    Long-term Held-to-maturity Investments,
      at Amortized Cost (quoted market value
      of $26,083 and $24,963)                             25,594      24,251
                                                        --------    --------

    Other Assets                                          18,569      12,931
                                                        --------    --------

    Cost in Excess of Net Assets of Acquired Companies    92,992      89,843
                                                        --------    --------
                                                        $405,160    $333,656
                                                        ========    ========
                                        2PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    December 28,  March 30,
    (In thousands except share amounts)                     1996       1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $ 16,320   $ 10,922
      Notes payable and current maturities of
        long-term obligations (includes $38,000 and
        $15,000 due to parent company)                    39,690     19,711
      Billings in excess of revenues earned                2,889      2,076
      Accrued payroll and employee benefits               10,898      9,930
      Accrued income taxes                                 1,742          -
      Other accrued expenses                               9,605      7,871
      Due to parent company                                1,677      5,059
                                                        --------   --------
                                                          82,821     55,569
                                                        --------   --------
    Deferred Income Taxes                                  3,830      3,558
                                                        --------   --------
    Other Deferred Items                                     919        980
                                                        --------   --------
    Long-term Obligations:
      4 5/8% Subordinated convertible debentures
        (Note 2)                                         111,850          -
      6 1/2% Subordinated convertible debentures          13,370     18,182
      4 7/8% Subordinated convertible debentures          37,950     37,950
      Other (includes $73,000 due to parent
        company in fiscal 1996; Note 2)                   29,508     99,252
                                                        --------   --------
                                                         192,678    155,384
                                                        --------   --------
    Minority Interest                                     33,933     32,295
                                                        --------   --------
    Shareholders' Investment:
      Common stock, $.10 par value, 75,000,000
        shares authorized; 18,304,424 and 17,598,013
        shares issued                                      1,830      1,760
      Capital in excess of par value                      62,462     59,419
      Retained earnings                                   28,018     24,474
      Treasury stock at cost, 139,796 and 34,531 shares   (1,360)      (410)
      Cumulative translation adjustment                        3        635
      Net unrealized gain (loss) on available-for-sale
        investments                                           26         (8)
                                                        --------   --------
                                                          90,979     85,870
                                                        --------   --------
                                                        $405,160   $333,656
                                                        ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                 ---------------------------
                                                 December 28,   December 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                                $68,417       $50,822
      Product revenues                                  7,281         4,756
                                                      -------       -------
                                                       75,698        55,578
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of service revenues                         56,651        38,930
      Cost of product revenues                          6,217         4,012
      Selling, general and administrative expenses      9,273         7,620
      Product and new business development expenses       239           259
                                                      -------       -------
                                                       72,380        50,821
                                                      -------       -------

    Operating Income                                    3,318         4,757

    Interest Income                                     1,795         1,236
    Interest Expense (includes $554 and $1,331
      to parent company)                               (3,090)       (2,801)
    Equity in Earnings of Unconsolidated Subsidiary       118             -
    Gain on Sale of Investments                            31           100
    Other Income                                          159             -
                                                      -------       -------

    Income Before Provision for Income Taxes
      and Minority Interest                             2,331         3,292
    Provision for Income Taxes                          1,321         1,399
    Minority Interest Expense                             108           295
                                                      -------       -------
    Net Income                                        $   902       $ 1,598
                                                      =======       =======
    Earnings per Share                                $   .05       $   .09
                                                      =======       =======
    Weighted Average Shares                            18,231        18,313
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Nine Months Ended
                                                 ---------------------------
                                                 December 28,   December 30,
    (In thousands except per share amounts)              1996           1995
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                               $191,404       $147,440
      Product revenues                                 19,181         13,364
                                                     --------       --------
                                                      210,585        160,804
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of service revenues                        157,454        110,810
      Cost of product revenues                         15,837         11,770
      Selling, general and administrative expenses     27,547         24,269
      Product and new business development expenses       813            817
      Write-off of cost in excess of net assets of
        acquired company                                    -          4,995
                                                     --------       --------
                                                      201,651        152,661
                                                     --------       --------

    Operating Income                                    8,934          8,143

    Interest Income                                     5,442          4,002
    Interest Expense (includes $1,936 and $4,229
      to parent company)                               (9,660)        (8,033)
    Equity in Earnings of Unconsolidated Subsidiary       677              -
    Gain on Issuance of Stock by Subsidiaries
      (Note 3)                                          1,475          2,742
    Gain on Sale of Investments                           197            180
    Loss on Sale of Assets                                  -           (569)
    Other Income                                          206              -
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest                             7,271          6,465
    Provision for Income Taxes                          3,042          3,835
    Minority Interest Expense                             419          1,106
                                                     --------       --------
    Net Income                                       $  3,810       $  1,524
                                                     ========       ========
    Earnings per Share                               $    .20       $    .08
                                                     ========       ========
    Weighted Average Shares                            18,798         18,163
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                 ---------------------------
                                                 December 28,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  3,810       $  1,524
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                 9,749          9,283
          Write-off of cost in excess of net asset
            of acquired company                             -          4,995
          Loss on sale of assets                            -            569
          Equity in earnings of unconsolidated
            subsidiary                                   (677)             -
          Minority interest expense                       419          1,106
          Provision for losses on accounts receivable     490            (47)
          Increase (decrease) in deferred income
            taxes                                         (32)            91
          Gain on issuance of stock by subsidiaries    (1,475)        (2,742)
          Gain on sale of investments                    (197)          (180)
          Other noncash expenses                          330             54
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                      (8,361)        (2,013)
              Inventories and unbilled contract
                costs and fees                         (5,475)        (1,716)
              Other current assets                        (91)          (187)
              Current liabilities                       4,080         (2,411)
                                                     --------       --------
    Net cash provided by operating activities           2,570          8,326
                                                     --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired               (4,191)       (43,117)
      Purchase of minority interest in Thermo Terra
        Tech joint venture                                  -        (34,267)
      Purchases of available-for-sale investments     (38,799)       (31,000)
      Proceeds from sale and maturities of
        available-for-sale investments                 24,821         29,295
      Purchases of property, plant and equipment      (12,323)       (12,279)
      Proceeds from sale of property, plant and
        equipment                                         426            683
      Purchase of other assets                           (456)          (383)
                                                     --------       --------
    Net cash used in investing activities            $(30,522)      $(91,068)
                                                     --------       --------


                                        6PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 December 28,   December 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures (Note 2)              $112,398       $ 36,889
      Issuance of note payable to parent company            -         35,000
      Repayment of notes payable to parent
        company (Note 2)                              (50,000)        (4,000)
      Proceeds from issuance of Company and
        subsidiary common stock (Note 3)                5,095          7,405
      Repurchase of Company and subsidiary
        common stock                                   (6,606)             -
      Repurchase of subordinated convertible
        debentures                                     (2,878)             -
      Issuance of short-term obligations                  803          2,178
      Repayment of note payable                          (909)          (660)
      Dividends paid by subsidiary to minority
        shareholders                                     (450)          (393)
      Issuance of note receivable                           -           (401)
      Metal Treating, Inc. transfer to parent
        company                                          (266)          (373)
                                                     --------       --------
    Net cash provided by financing activities          57,187         75,645
                                                     --------       --------
    Exchange Rate Effect on Cash                          (67)          (402)
                                                     --------       --------
    Increase (Decrease) in Cash and Cash Equivalents   29,168         (7,499)
    Cash and Cash Equivalents at Beginning of Period   31,182         35,808
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 60,350       $ 28,309
                                                     ========       ========
    Noncash Activities:
      Fair value of assets of acquired companies     $ 13,000       $ 68,533
      Cash paid for acquired companies                 (4,500)       (45,005)
      Issuance of subsidiary common stock, stock
        options, and warrants for acquired companies   (2,006)       (11,210)
      Issuance of short- and long-term obligations
        for acquired company                           (2,265)             -
                                                     --------       --------
        Liabilities assumed of acquired companies    $  4,229       $ 12,318
                                                     ========       ========

      Conversions of subordinated convertible
        debentures                                   $  4,812       $      -


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three- and nine-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the nine-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of March 30, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report, as amended, on Form 10-K/A for the fiscal year ended March 30, 1996, filed with the Securities and Exchange Commission.

        Certain amounts in fiscal 1996 have been reclassified to conform to the fiscal 1997 financial statement presentation. Certain of these reclassifications are required to present consistent classification of expenses within the Company's consulting and design services business. Historical financial results have been restated to include Metal Treating, Inc. (Metal Treating), acquired in October 1996 in a transaction accounted for in a manner similar to the pooling-of-interests method (Note 4).

    2.  Subordinated Convertible Debentures

        In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.4 million. The debentures are convertible into shares of the Company's common stock at a price of $15.90 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation (Thermo Electron). In May 1996, the Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the debenture offering.

    3.  Transaction in Stock of Subsidiary

        In September 1996, the Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary sold 1,105,000 shares of its common stock in a private placement at $4.25 per share, for net proceeds of $4.3 million, resulting in a gain of $1.5 million. Following the private placement, the Company owned 53% of Thermo EuroTech's outstanding common stock.

                                        8PAGE

                              THERMO TERRATECH INC.

    4.  Acquisitions

        During the first nine months of fiscal 1997, the Company and a majority-owned subsidiary acquired two companies for $2.9 million in cash, 311,040 shares of Thermo Remediation's common stock, valued at $2.0 million, and the issuance of $2.3 million of short- and long-term obligations.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from the dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the net assets acquired by $8.4 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on an estimate of the fair values of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations and financial position.

        In October 1996, the Company acquired Metal Treating from Thermo Electron in exchange for $1.6 million in cash. Metal Treating provides heat treating services, including carburizing, vacuum hardening, silver and copper brazing, and aluminum heat treating, primarily in the Milwaukee and southeastern Wisconsin areas. Because the Company and Metal Treating were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to the pooling-of-interests method. Accordingly, all historical information presented has been restated to include the results of Metal Treating.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Item 5 - Other Information" in the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company is a provider of environmental services and infra-structure planning and design, encompassing a range of specializations within the remediation and recycling, consulting and design, and laboratory-testing industries. The Company also provides metal-treating services and thermal-processing systems used to treat primary metals and

                                        9PAGE

                              THERMO TERRATECH INC.

    metal parts. The Company's environmental services businesses are affected by several factors, particularly extreme weather variations, government spending, and regulation of remediation activities.

        Remediation and Recycling - In December 1995, the Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary acquired Remediation Technologies, Inc. (ReTec), a provider of integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. In September 1996, Thermo Remediation acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes under contracts with federal and state governments and other public- and private-sector clients. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. Through its TPS Technologies Inc. division, Thermo Remediation is also a national leader in the design and operation of facilities for the remediation of nonhazardous soil and operates a network of such facilities serving customers in more than a dozen states along the East and West coasts. In addition, Thermo Remediation's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, provides wastewater treatment services as well as services to test, remove, and install underground storage tanks. Through its North Refinery subsidiary, Thermo EuroTech specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Consulting and Design - The Company's wholly owned Killam Associates subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services. The Company's wholly owned Bettigole Andrews Clark & Killam and Normandeau Associates subsidiaries provide both private- and public-sector clients with a range of consulting services that address transportation planning and design, and natural resource management issues, respectively.

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

                                       10PAGE

                              THERMO TERRATECH INC.

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Total revenues in the third quarter of fiscal 1997 increased 36% to $75.7 million from $55.6 million in the third quarter of fiscal 1996. Revenues from remediation and recycling services increased to $38.0 million in fiscal 1997 from $19.7 million in fiscal 1996, primarily due to the inclusion of $10.1 million of revenues from IEM Sealand, acquired in September 1996, and an additional $8.5 million of revenues from ReTec, acquired in December 1995. Revenues from soil-remediation services decreased 33% resulting from declines in the volume of soil processed due to over capacity in the industry and competitive pricing pressures. The Company also believes that several states have reduced their compliance requirements and/or relaxed their enforcement activities. The Company expects this trend to continue for the foreseeable future. Revenues from consulting and design services remained relatively unchanged at $18.1 million in fiscal 1997 and $17.9 million in fiscal 1996. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in remediation and recycling services, decreased slightly to $9.4 million in fiscal 1997 from $9.9 million in fiscal 1996. Metal-treating revenues increased to $11.6 million in fiscal 1997 from $8.4 million in fiscal 1996, primarily due to an increase in demand for thermal-processing equipment at existing businesses.

        The gross profit margin decreased to 17% in the third quarter of fiscal 1997 from 23% in the third quarter of fiscal 1996, primarily due to a decrease in gross profit margins from remediation and recycling services due to lower margins on soil processed resulting from competitive pricing pressures and, to a lesser extent, lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers. The decrease also resulted from the inclusion of lower-margin revenues from ReTec and IEM Sealand.

        Selling, general and administrative expenses as a percentage of revenues decreased to 12% in the third quarter of fiscal 1997 from 14% in the third quarter of fiscal 1996, primarily due to lower expenses as a percentage of revenues at acquired companies.

        Interest income increased to $1.8 million in the third quarter of fiscal 1997 from $1.2 million in the third quarter of fiscal 1996, primarily as a result of interest income earned on invested proceeds from the Company's issuance of 4 5/8% subordinated convertible debentures in May 1996 (Note 2). Interest expense increased to $3.1 million in fiscal 1997 from $2.8 million in fiscal 1996, primarily due to an increase in average long-term borrowings as a result of the Company's issuance of 4 5/8% subordinated convertible debentures, offset in part by the repayment of promissory notes to Thermo Electron Corporation (Thermo Electron) with proceeds from the Company's 4 5/8% subordinated convertible debentures.

        The effective tax rate was 57% in the third quarter of fiscal 1997 and 42% in the third quarter of fiscal 1996. The effective tax rate exceeded the statutory federal income tax rate, primarily due to the nondeductible amortization of cost in excess of net assets of acquired

                                       11PAGE

                              THERMO TERRATECH INC.

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    companies and the impact of state income taxes. The increase in the effective tax rate in fiscal 1997 results from the larger relative effect of nondeductible amortization.

        Minority interest expense decreased to $0.1 million in the third quarter of fiscal 1997 from $0.3 million in the third quarter of fiscal 1996, due to lower earnings from the Company's majority-owned subsidiaries.

    First Nine Months of Fiscal 1997 Compared With First Nine Months of Fiscal 1996

        Total revenues in the first nine months of fiscal 1997 increased 31% to $210.6 million from $160.8 million in the first nine months of fiscal 1996. Revenues from remediation and recycling services increased to $96.6 million in fiscal 1997 from $52.2 million in fiscal 1996, primarily due to an additional $30.2 million of revenues from ReTec, acquired in December 1995, and the inclusion of $12.6 million of revenues from IEM Sealand, acquired in September 1996. Revenues from soil-remediation services decreased 21%, primarily due to the reasons discussed in the results of operations for the third quarter. Revenues from consulting and design services increased to $58.2 million in fiscal 1997 from $56.1 million in fiscal 1996, primarily due to increased revenues from a major contract, offset in part by lower revenues from federal government contracts. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in remediation and recycling services, decreased slightly to $26.9 million in fiscal 1997 from $27.6 million in fiscal 1996. Metal-treating revenues increased to $31.7 million in fiscal 1997 from $25.3 million in fiscal 1996, primarily due to an increase in demand for thermal-processing equipment at existing businesses.

        The gross profit margin decreased to 18% in the first nine months of fiscal 1997 from 24% in the first nine months of fiscal 1996, primarily due to the reasons discussed in the results of operations for the third quarter. This decline is also due to a decrease in gross profit margins for laboratory-testing services due to costs incurred related to efforts to eliminate redundant capabilities at regional laboratories. These decreases were offset in part by higher gross profit margins from metal-treating services as a result of an increase in revenues.

        Selling, general and administrative expenses as a percentage of revenues decreased to 13% in the first nine months of fiscal 1997 from 15% in the first nine months of fiscal 1996, primarily due to lower expenses as a percentage of revenues at acquired companies and a decline in expenses related to the consolidation of administrative functions within the consulting and design services business.

        Interest income increased to $5.4 million in the first nine months of fiscal 1997 from $4.0 million in the first nine months of fiscal 1996, primarily as a result of interest income earned on invested proceeds from the Company's issuance of 4 5/8% subordinated convertible debentures in

                                       12PAGE

                              THERMO TERRATECH INC.

    First Nine Months of Fiscal 1997 Compared With First Nine Months of Fiscal 1996 (continued)

    May 1996 (Note 2). Interest expense increased to $9.7 million in fiscal 1997 from $8.0 million in fiscal 1996, primarily due to the reasons discussed in the results of operations for the third quarter and Thermo Remediation's issuance of 4 7/8% subordinated convertible debentures in May 1995.

        Equity in earnings of unconsolidated subsidiary in the first nine months of fiscal 1997 represents ReTec's proportionate share of income from a joint venture.

        During the first nine months of fiscal 1997 and 1996, the Company recorded gains of $1.5 million and $2.7 million, respectively, from the issuance of stock by subsidiaries (Note 3).

        The effective tax rate in the first nine months of fiscal 1997 exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes, offset in part by the nontaxable gain on issuance of stock by subsidiaries. The effective tax rate in fiscal 1996 exceeded the federal statutory rate, primarily due to the nondeductible write-off of cost in excess of net assets of acquired company and the loss on sale of assets, offset in part by the nontaxable gains on issuance of stock by subsidiaries.

        Minority interest expense decreased to $0.4 million in the first nine months of fiscal 1997 from $1.1 million in the first nine months of fiscal 1996, due to lower earnings from the Company's majority-owned subsidiaries.

    Liquidity and Capital Resources

         Consolidated working capital increased to $97.3 million at December 28, 1996 from $66.0 million at March 30, 1996. Cash, cash equivalents, and short- and long-term available-for-sale investments were $83.7 million at December 28, 1996, compared with $40.3 million at March 30, 1996. Of the $83.7 million balance at December 28, 1996, $25.9 million was held by Thermo Remediation and the remainder by the Company and its wholly owned subsidiaries. In addition, at December 28, 1996, the Company had $25.6 million of long-term held-to-maturity investments, compared with $24.3 million at March 30, 1996. During the first nine months of fiscal 1997, $2.6 million of cash was provided by operating activities. In the first nine months of fiscal 1997, the Company funded increases in accounts receivable and unbilled contract costs and fees of $8.4 million and $5.5 million, respectively. The increase in accounts receivable is primarily due to higher revenues at Thermo Remediation's IEM Sealand, ReTec, and Thermo Fluids divisions. The increase in unbilled contract costs and fees was due to an increase in thermal-processing equipment contracts, remediation contracts at ReTec, and consulting and design services contracts. This use of cash was offset in part by an increase in current liabilities, primarily due to a $5.1 million increase in accounts

                                       13PAGE

                              THERMO TERRATECH INC.

    payable resulting from an increase in the volume of business at Thermo Remediation's IEM Sealand and ReTec divisions.

        In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.4 million (Note 2). The debentures are guaranteed on a subordinated basis by Thermo Electron. In May 1996, the Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the debenture offering.

        The Boards of Directors of the Company and Thermo Remediation each authorized the repurchase, through August 23, 1997 and September 10, 1997, respectively, of up to $10.0 million of their own securities. Any such purchases would be funded from working capital. Through December 28, 1996, the Company and Thermo Remediation had expended $4.1 million and $5.4 million, respectively, under these authorizations.

        In the first nine months of fiscal 1997, $4.5 million was expended for acquisitions by the Company and a majority-owned subsidiary (Note 4). The Company also expended $12.3 million for purchases of property, plant and equipment. The Company has no material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. The Company believes that it has adequate resources to meet the financial needs of its current operations for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.









                                       14PAGE

                              THERMO TERRATECH INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of February 1997.

                                            THERMO TERRATECH INC.



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Vice President and
                                            Chief Financial Officer











                                       15PAGE

                              THERMO TERRATECH INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.