Form 10-K
period 1997-03-29
THERMO TERRATECH INC
filed 1997-06-09
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended March 29, 1997

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.
    Yes [ X ]  No [   ]
    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 23, 1997, was approximately $29,800,000.
    As of May 23, 1997, the Registrant had 17,568,428 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Fiscal 1997 Annual Report to Shareholders for the year ended March 29, 1997, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 24, 1997, are incorporated by reference into Part III.
PAGE

                                       PART I

    Item 1. Business

    (a) General Development of Business

        Thermo TerraTech Inc. (the Company or the Registrant) provides environmental services and infrastructure planning and design services encompassing a broad range of specializations, including remediation of soil and fluids, consulting and design, laboratory-testing, and metal-treating.

        The Company's majority-owned, publicly held Thermo Remediation Inc. (Thermo Remediation) subsidiary is a national provider of environmental services, including industrial, nuclear, and soil remediation, as well as waste-fluids recycling. A recent severe downturn in the Company's soil-recycling business and relaxed compliance requirements and enforcement activities, which resulted in overcapacity in the industry and competitive pricing pressures, have led to operating losses at certain sites beginning in fiscal 1997. As a result, during fiscal 1997, the Company wrote-down $7.8 million of certain assets associated with its soil-remediation business. The Company expects that closure of two sites with small operating losses and a write-down of certain assets at two other sites, at which current volumes of soil being processed were insufficient to recover the Company's investment, will improve operating results beginning in fiscal 1998. Revenues and operating losses, exclusive of the write-down, at the two sites being closed, aggregated $2.9 million and $0.6 million, respectively, in fiscal 1997. In September 1996, Thermo Remediation acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes. As of March 29, 1997, the Company owned 69% of Thermo Remediation's common stock and holds a $2.7 million principal amount 3 7/8% subordinated convertible note due 2000 issued by Thermo Remediation, convertible into shares of Thermo Remediation common stock at a conversion price of $9.83 per share.

        The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, specializes in processing "off-spec" mixtures of oil. In fiscal 1997, Thermo EuroTech sold its J. Amerika division, which resulted in a loss of $1.5 million. J. Amerika's revenues and operating loss were $4.0 million and $0.6 million, respectively, in fiscal 1997. As of March 29, 1997, the Company owned 53% of the outstanding common stock of Thermo EuroTech.

        Through its Killam Associates subsidiary, the Company offers engineering, consulting, and design services in the areas of municipal and industrial water quality management; bridge and highway construction and reconstruction; and natural resource management. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services. In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers), a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The Company purchased

                                        2PAGE

    7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of the Company, at a price of $0.625 per share, for an aggregate cost of approximately $4.7 million. Following these transactions, the Company owned approximately 53.3% of Randers' outstanding common stock. In addition, Thermo Electron Corporation (Thermo Electron), which owns a majority of the Company's outstanding common stock, owned approximately 8.9% of Randers' outstanding common stock.

        The Company's Thermo Analytical Inc. subsidiary operates analytical laboratories that provide comprehensive laboratory-based environmental testing, analysis, and related services to detect and measure organic contaminants in samples of soil, water, air, industrial wastes, mixed wastes, and biological materials. The Company's Lancaster Laboratories Inc. subsidiary, based in Lancaster, Pennsylvania, is a provider of high-quality analytical and consulting services to the environmental, pharmaceutical, and food industries.

        The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company also designs, manufactures, and installs computer-controlled, custom-engineered, thermal-processing systems used to treat primary metal and metal parts. In October 1996, the Company acquired Metal Treating, Inc. (Metal Treating) from Thermo Electron in exchange for $1.6 million in cash. Metal Treating provides heat-treating services, including carburizing, vacuum hardening, silver and copper brazing, and aluminum heat treating, primarily in the Milwaukee and southeastern Wisconsin areas. Because the Company and Metal Treating were deemed for accounting purposes to be under control of their common majority owner, Thermo Electron, the transaction has been accounted for at historical cost in a manner similar to a pooling-of-interests. Accordingly, all historical information presented has been restated to include the results of Metal Treating.

        In May 1996, the Company issued and sold $115.0 million principal amount of 4 5/8% subordinated convertible debentures due 2003 for net proceeds of $112.4 million. The debentures are convertible into shares of the Company's common stock at a price of $15.90 per share and are guaranteed on a subordinated basis by Thermo Electron. The Company repaid its $15.0 million and $35.0 million promissory notes to Thermo Electron with proceeds from the debenture offering.

        The Company was incorporated on May 30, 1986, as an indirect, wholly owned subsidiary of Thermo Electron. Prior to its incorporation, the Company's operations were conducted by two wholly owned subsidiaries of Thermo Electron. As of March 29, 1997, Thermo Electron owned 14,705,658 shares of the common stock of the Company, representing 82% of such stock outstanding. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.
                                        3PAGE

        Thermo Electron may repurchase shares of the Company's or Thermo Remediation's common stock from time to time in the open market or in negotiated transactions. During fiscal 19971, Thermo Electron purchased 203,700 shares and 30,000 shares of the Company's and Thermo Remediation's common stock, respectively, in the open market for a total price of $2,309,000 and $314,000, respectively.

    Forward-looking Statements

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company conducts business in one segment, environmental services. The Company's principal services are: remediation and recycling, consulting and design, and laboratory-based testing. The Company also provides specialized metal-treating services including the design, manufacture, and installation of advanced custom-engineered thermal-processing systems.

    (c) Description of Business

        (i) Principal Services and Products

    Remediation and Recycling Services

        Through Thermo Remediation's ReTec subsidiary, the Company provides environmental consulting and remediation construction management to clients in the railroad transportation, refining, chemical, wood-treating, gas, and electric utility industries across the nation. ReTec's consulting, engineering, and on-site services offer a broad array of remedial solutions, all of which are applied from a risk management perspective, to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with organic wastes and residues. ReTec provides particular expertise in bioremediation, and in managing wastes from manufactured-gas plants, refineries, and railroad properties. ReTec operates from offices in 20 cities and numerous field sites across the country.

        Thermo Remediation's IEM Sealand subsidiary performs cleanups of hazardous-waste sites for government and industry as a prime construction

    1 References to fiscal 1997, 1996, and 1995 herein are for the fiscal years ended March 29, 1997, March 30, 1996, and April 1, 1995, respectively.
                                        4PAGE
    contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive waste. Under contracts with federal and state governments, and other public- and private-sector clients, IEM Sealand also provides project management and construction services for the remediation of hazardous wastes. Most of IEM Sealand's contract work is obtained in a bid process with the job being awarded to the lowest qualified bidder.

        Through Thermo Remediation's Thermo Nutech subsidiary, the Company provides services to remove radioactive contaminants from soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services, the Company provides site surveys for radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. As part of its on-site services, the Company usually performs a preliminary survey using portable radiation-detection equipment. As a result of this survey, samples are taken at critical locations and are then analyzed radiometrically and radiochemically in a mobile laboratory facility at the site or at one of the Company's laboratories. This data is then used to plan cleanup operations. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's (DOE's) remedial action programs, including the Hanford site. The Company also supplies reusable thermo luminescent dosimeter badges. These badges, worn by personnel working in areas where radioactive material may be present, are periodically returned to the Company for processing to determine the level of radiation exposure. In addition, using its proprietary segmented-gate system technology, the Company removes radioactive contaminants from soil at the Defense Nuclear Fund's site at Johnston Island in the Pacific.

        Through Thermo Remediation's TPS Technologies subsidiary, the Company designs and operates facilities for the remediation of nonhazardous soil and operates a network of such facilities along the East and West Coasts. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit (SRU) and a soil-storage area. The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services is driven largely by state programs to enforce the EPA's underground storage tanks (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of many individuals and smaller companies. Therefore, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards has already resulted in lower levels of cleanup activity in most states where the Company conducts business, which has had a material adverse effect on the Company's business. The recent severe downturn in the Company's soil-recycling business and relaxed compliance requirements and enforcement activities, which resulted in overcapacity in the industry and competitive pricing pressures, have led to operating losses at certain sites beginning in fiscal 1997. As a result, during fiscal 1997,

                                        5PAGE
    the Company wrote-down $7.8 million of certain assets associated with its soil-remediation business. The Company expects that closure of two sites with small operating losses and a write-down of certain assets at two other sites, at which current volumes of soil being processed were insufficient to recover the Company's investment, will improve operating results beginning in fiscal 1998. Revenues and operating losses, exclusive of the write-down, at the two sites being closed aggregated $2.9 million and $0.6 million, respectively, fiscal 1997. In addition, underground and aboveground tank regulations, clean water legislation, and real estate transfer and financing transactions also influence demand for soil-remediation services.

        Thermo Remediation, through its Thermo Fluids subsidiary, collects, tests, processes, and recycles used motor oil and other industrial oils. In addition, the Company collects and recycles oily water and oil filters. Thermo Fluids has processing facilities located in Phoenix and Tucson, Arizona, and Las Vegas, Nevada. From these sites, Thermo Fluids operates a fleet of oil and water collection trucks to pick up waste oils and oily water.

        Through its North Refinery division, the Company's majority-owned Thermo EuroTech subsidiary, located in the Netherlands, specializes in processing "off-spec" mixtures of oil that contain water, ash, and sediment into commercially tradable end products used in blending. Although a large percentage of North Refinery's oil feedstock has historically come from the former Soviet Union, North Refinery no longer receives any oil from that nation as a result of political and economic changes that make transportation of waste oil difficult. To overcome this loss of supply, North Refinery has taken steps to replace and diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries. The grant of a chemical-waste permit for the processing of a special classification of oil-contaminated liquids has also allowed North Refinery to begin processing chemical-waste streams. The end products of this process are commercial grade oils that can be blended to make diesel fuels and marine fuels or be used as a feed material. The Company's strategy is to use Thermo EuroTech as a platform from which to eventually provide a broad range of environmental remediation services throughout Western Europe.

        During fiscal 1997, 1996, and 1995, the Company derived revenues, of $127.1 million, $77.0 million, and $58.2 million, respectively, from remediation and recycling services.

    Consulting and Design Services

        The Company provides a wide range of comprehensive environmental consulting and professional engineering services to private- and public-sector clients. These services include the design and inspection of water supply and wastewater treatment facilities; investigations of different methods to clean up hazardous-waste sites; assistance in obtaining government permits; transportation-related and similar types of infrastructure engineering, survey, and land-use planning; and support services including mechanical, electrical, and structural engineering. In addition, the Company provides natural resource management services including environmental-impact studies.

                                        6PAGE

        Through its Killam Associates subsidiary, the Company specializes in the design, planning, and construction supervision of municipal and privately owned water-treatment plants, waste treatment plants, and hazardous-wastewater facilities. The Company provides full-service contract operations to plant owners in the public and private sectors. These services facilitate regulatory compliance; optimize day-to-day plant operations; reduce costs; provide competent, experienced personnel; and promote good community relations.

        In November 1996, the Company acquired Carlan, a provider of transportation and environmental consulting and professional engineering and architectural services. In May 1997, the Company purchased a controlling interest in Randers, a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries.

        Through its Bettigole Andrews Clark & Killam subsidiary, the Company provides a broad range of bridge and highway engineering services.

        The Company's Normandeau Associates subsidiary's environmental-impact assessments and mitigation/restoration studies help to determine water quality, promote the safety of wildlife, and assist clients in meeting environmental permitting and licensing requirements. Normandeau Associates also provides aquatic biology expertise and ecological risk assessment to electric utility plants throughout the country.

        A substantial portion of the Company's consulting and design services sales are made to existing customers on a repeat basis. Consulting and design services are often performed as multiyear studies. In addition to federal, state, and local governments, customers include public utilities, consulting and construction engineers, waste management companies, oil refineries, mining companies, chemical manufacturers, architectural and engineering firms, and a variety of service companies involved with real estate transactions.

        During fiscal 1997, 1996, and 1995, the Company derived revenues of $74.8 million, $74.0 million, and $40.3 million, respectively, from consulting and design services.

    Laboratory-testing Services

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

                                        7PAGE

        During fiscal 1997, 1996, and 1995, the Company derived revenues of $35.4 million, $35.5 million, and $8.6 million, respectively, from its laboratory-testing services. Revenues from laboratory-testing services exclude radiochemistry laboratory service included in remediation and recycling services.

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

        During fiscal 1997, 1996, and 1995, the Company derived revenues of $44.3 million, $35.8 million, and $29.9 million, respectively, from metal-treating services and process systems.

        (ii) New Products

        The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

        (iii) Raw Materials

        Prior to fiscal 1996, a large percentage of North Refinery's oil feedstock came from the former Soviet Union. North Refinery no longer receives any oil from that nation as a result of political and economic changes that make transportation of waste oil difficult. To overcome this loss of supply, North Refinery has taken steps to replace and diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries.

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

        (iv) Patents, Licenses, and Trademarks

        The Company currently owns or has rights under licenses to a number of U.S. patents. Although the Company believes that patent protection provides it with competitive advantages with respect to certain portions of its business and will continue to seek patent protection when

                                        8PAGE
    appropriate, the Company also believes that its business depends primarily upon trade secrets and the technical and marketing expertise of its personnel.

        (v) Seasonal Influences

        A majority of the Company's businesses experience seasonal fluctuations. A majority of the Company's soil-remediation sites, as well as the Company's fluids-recycling sites, experience declines in severe weather conditions. Site remediation work and certain environmental testing services, such as the services provided by ReTec, Lancaster Laboratories, Killam Associates, IEM Sealand, and Thermo Nutech, may decline in winter months as a result of severe weather conditions. In Europe, Thermo EuroTech may experience a decline in the feedstock delivered to its facilities during winter months, due to frozen waterways.

        (vi) Working Capital Requirements

        In general, there are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        See Government Contracts.

        (viii) Backlog

        The Company's backlog of firm orders was $108,721,000 and $95,719,000 as of March 29, 1997, and March 30, 1996, respectively. These amounts include the backlog of all of the Company's subsidiaries, with the exception of soil-recycling, fluids-recycling, and metallurgical services, which are provided on a current basis pursuant to purchase orders. Included in the Company's backlog at fiscal year-end 1997 and 1996 is the incomplete portion of contracts that are accounted for using the percentage-of-completion method. Of the fiscal 1997 backlog amount, substantially all orders are expected to be filled within the current fiscal year.

        (ix) Government Contracts

        Approximately 13%, 10%, and 6% of the Company's revenues in fiscal 1997, 1996, and 1995, respectively, were derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

        (x) Competition

    Remediation and Recycling Services

        Each of ReTec's offices is engaged in highly competitive, regional markets. ReTec's competition consists of numerous small firms offering

                                        9PAGE
    limited services, as well as much larger firms that offer an array of services. The principal competitive factors for ReTec are: reputation; experience; price; breadth and quality of services offered; and technical, managerial, and business proficiency.

         IEM Sealand competes with numerous regional or local companies as well as a number of national remediation contractors. IEM Sealand competes primarily based on price, as the vast majority of the contracts it seeks are awarded to the lowest bidder.

        Thermo Nutech faces competition from many large national competitors, and competes primarily on the basis of its proprietary technology and price.

        Competition in the soil-remediation business is intense. The Company's principal customers are landfills, including major landfill companies. The Company also currently competes with companies offering a wide range of disposal options, including other fixed-site, thermal-treatment facilities, operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction technologies, and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. Competition in the soil-remediation market has always been highly localized, consisting mostly of single-site or single-unit operators. Competitive conditions limit the prices charged by the Company in each local market for soil-remediation services. Pricing is therefore a major competitive factor for the Company. Many existing landfills have relatively low operating costs and high margins that enable them to accept contaminated soil at relatively low prices. Reduced regulatory requirements in many regions of the United States have resulted in increased competition, overcapacity in the industry, and declining prices for all forms of soil treatment. The Company believes competition and price pressure will remain intense for the foreseeable future.

        Thermo Fluids operates the largest fleet of collection vehicles in Arizona and Nevada. Thermo Fluids competes with numerous smaller and several larger collection companies in its current market primarily based on quality of service and price.

        Thermo EuroTech faces competition for oil from other oil processors and blenders and from a company with a similar distillation technology in Italy. The market for blending oils is very large and oils such as Thermo EuroTech's end products represent a very small percentage of the total market. Thermo EuroTech competes primarily based on price.

    Consulting and Design Services

        The Company's consulting and design businesses are engaged in highly competitive markets in all of its service areas. These markets tend to be regional. In its geographic service area, competition consists of small, one- to three-person firms offering a limited scope of services, as well as much larger firms that may be regional, national, or international in the scope of services they offer. The principal competitive factors for the Company are: reputation; experience; price; breadth and quality of services offered; and technical, managerial, and business proficiency.

                                       10PAGE

    Laboratory-testing Services

        Hundreds of independent analytical testing laboratories and consulting firms compete for environmental services business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities. The Company believes that its competitive strength lies in the quality of its services.

    Metal-treating Services and Process Systems

        The market for metal-treating services is typically regional and competitive. All regions in which the Company has facilities contain numerous competitors. In addition, in-house heat-treating facilities provide a major source of competition. The Company competes in this segment on the basis of services provided, turnaround time, and price.

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

        (xii) Number of Employees

        At March 29, 1997, the Company employed 2,407 persons.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        The Company's exports by domestic operations and foreign operations are currently insignificant.

                                       11PAGE

    (e) Executive Officers of the Registrant

                                 Present Title (Fiscal Year First Became
    Name                    Age  Executive Officer)
    ----------------------  ---  -------------------------------------------
    Dr. John P. Appleton    62   President and Chief Executive Officer
                                   (1993)
    John N. Hatsopoulos     62   Chief Financial Officer and Vice President
                                   (1988)
    Emil C. Herkert         59   Vice President (1996)
    Jeffrey L. Powell       38   Vice President (1994)
    Paul F. Kelleher        54   Chief Accounting Officer (1986)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers except Dr. Appleton, Mr. Powell, and Mr. Herkert have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Dr. Appleton has served as a Vice President of Thermo Electron since 1975 in various managerial capacities. Mr. Powell has been President and Chief Executive Officer of Thermo Remediation since May 1997. From January 1991 until May 1997, Mr. Powell was President of Thermo Remediation. He has also served as Chief Operating Officer since December 1993. Mr. Herkert has served as President of the Company's Killam Associates subsidiary since 1977. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2.  Properties

        The location and general character of the Company's principal properties as of March 29, 1997, are as follows:

        The Company owns approximately 375,000 square feet of office, engineering, laboratory, production, and manufacturing space, principally in Pennsylvania, Minnesota, New Jersey, California, Wisconsin, and New Mexico, and leases approximately 750,000 square feet of office, engineering, laboratory, production, and manufacturing space, pursuant to leases expiring in fiscal 1998 through 2009, principally in California, Michigan, Pennsylvania, South Carolina, Florida, Texas, Washington, New Jersey, New Mexico, New York, and Massachusetts.

        The Company also owns approximately 96 acres in Maryland, South Carolina, California, Florida, and Oregon, from which it provides soil-remediation services. The Company occupies approximately 22 acres principally in New York, Washington, California, Virginia, and South Carolina pursuant to leases expiring in fiscal 1998 through 2006, from which it provides soil-remediation services.

        The Company leases approximately eight acres on two sites in Arizona and one site in Nevada consisting of office space, fluids-recycling and maintenance facilities, and sites for fluids storage tanks.

                                       12PAGE

        The Company occupies approximately 15 acres in Delfzijl, Holland, pursuant to a lease expiring in 2059, consisting of office space, distillation facilities, and oil storage tanks.

        The Company believes that these facilities are in good condition and are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended.


    Item 3.  Legal Proceedings

        Not applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.


                                     PART II

    Item 5.  Market for Registrant's Common Equity and Related Shareholder
             Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

        The information concerning the Registrant's selected financial data is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of March 29, 1997, are included in the Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.

                                       13PAGE

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.


                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant

        The information concerning Directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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

                                       14PAGE

                                     PART IV


    Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K

    (a,d)     Financial Statements and Schedules

              (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

              (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

              (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.


              List of Financial Statements and Schedules Referenced in this
              Item 14

              Information incorporated by reference from Exhibit 13 filed herewith:

                      Consolidated Statement of Operations
                      Consolidated Balance Sheet
                      Consolidated Statement of Cash Flows
                      Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                      Report of Independent Public Accountants

              Financial Statements and Schedules filed herewith:

                      Financial Statements of Unconsolidated Subsidiary:
                      ReTec/Tetra L.C.

                      Schedule II: Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

    (b)       Reports on Form 8-K

              None.

    (c)       Exhibits

              See Exhibit Index on the page immediately preceding exhibits.

                                      15PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: June 6, 1997                   THERMO TERRATECH INC.



                                         By: John P. Appleton
                                             --------------------
                                             John P. Appleton
                                             President and
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 6, 1997.

    Signature                        Title
    ---------                        -----

    By: John P. Appleton             President, Chief Executive Officer,
        ----------------------
        John P. Appleton               and Director


    By: John N. Hatsopoulos          Chief Financial Officer,
        ----------------------
        John N. Hatsopoulos            Vice President, and Director


    By: Paul F. Kelleher             Chief Accounting Officer
        ----------------------
        Paul F. Kelleher


    By: Brian D. Holt                Director
        ----------------------
        Brian D. Holt


    By: Donald E. Noble              Director
        ----------------------
        Donald E. Noble


    By:                              Director
        ----------------------
        William A. Rainville


    By:                              Chairman of the Board and Director
        ----------------------
        Polyvios C. Vintiadis

                                       16PAGE

                         Report of Independent Auditors



    The Supervisory Board
    RETEC/TETRA L.C.


    We have audited the accompanying balance sheets of RETEC/TETRA L.C. (a Limited Liability Corporation) ("the Company") as of December 31, 1996 and 1995, and the related statements of operations, members' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RETEC/TETRA L.C. at December 31, 1996 and 1995, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles.



                                                Ernst & Young LLP



    Houston, Texas
    February 27, 1997

                                       17PAGE

                                RETEC/TETRA L.C.
                                 BALANCE SHEETS


                                                        December 31
                                                 --------------------------

                                                     1996           1995
                                                 -----------    -----------
    ASSETS
    Current assets:
      Cash                                       $   589,355    $   114,330
      Trade accounts receivable                    1,669,294      1,506,109
      Accounts receivable from parent
        corporations                                  19,981          4,139
      Prepaid expenses and other current assets      793,790        538,598
                                                 -----------    -----------
          Total current assets                     3,072,420      2,163,176

    Property, plant and equipment:
      Machinery and equipment                     17,966,893     13,881,832
      Automobiles and other equipment                475,673        360,679
      Construction in progress                     1,465,117      1,430,927
                                                 -----------    -----------
                                                  19,907,683     15,673,438
      Less accumulated depreciation               (7,645,348)    (4,475,376)
                                                 -----------    -----------
          Net property, plant and equipment       12,262,335     11,198,062

    Other assets:
      Technology, patents and licenses, net of
        accumulated amortization of $314,860
        in 1996 and $241,694 in 1995                 381,380        454,546
                                                 -----------    -----------
          Total assets                           $15,716,135    $13,815,784
                                                 ===========    ===========

    LIABILITIES AND MEMBERS' EQUITY
    Current liabilities:
      Trade accounts payable                     $   274,818    $ 1,035,316
      Payable to parent corporations                 129,853        270,114
      Accrued expenses                               574,009        368,874
      Current portion of notes payable             1,037,000        668,000
                                                 -----------    -----------
          Total current liabilities                2,015,680      2,342,304

    Long-term portion of notes payable             2,635,139      2,465,000

    Members' equity:
      Invested capital                             9,751,078      8,675,539
      Retained earnings                            1,314,238        332,941
                                                 -----------    -----------
          Total members' equity                   11,065,316      9,008,480
                                                 -----------    -----------
      Total liabilities and members' equity      $15,716,135    $13,815,784
                                                 ===========    ===========
                             See Accompanying Notes

                                       18PAGE

                                RETEC/TETRA L.C.
                            STATEMENTS OF OPERATIONS


                                                   Year Ended December 31
                                                 --------------------------

                                                     1996           1995
                                                 -----------    -----------
    Revenues                                     $12,066,497    $ 9,417,408
    Cost of revenues                               9,040,440      8,176,145
                                                 -----------    -----------
    Gross profit                                   3,026,057      1,241,263
    General and administrative expenses            1,664,435      1,170,802
                                                 -----------    -----------
    Operating income                               1,361,622         70,461
    Other income                                      15,523              0
    Interest expense                                (386,843)      (163,165)
    Loss on sale of fixed assets                      (9,005)       (23,666)
                                                 -----------    -----------
    Net income (loss)                            $   981,297    $  (116,370)
                                                 ===========    ===========


                             See Accompanying Notes








                                       19PAGE

                                RETEC/TETRA L.C.
                          STATEMENTS OF MEMBERS' EQUITY


                                      TETRA       Remediation
                                  Technologies,  Technologies,
                                       Inc.           Inc.          Total
                                  -------------  -------------   -----------

    Balance at August 1, 1992

      Capital contribution          $   800,000   $ 2,375,539   $ 3,175,539

      1992 net loss                    (285,303)     (285,303)     (570,606)
                                    -----------   -----------   -----------
    Balance at December 31, 1992        514,697     2,090,236     2,604,933

      Capital contribution            2,400,000     1,900,000     4,300,000

      1993 net loss                    (124,225)     (124,224)     (248,449)
                                    -----------   -----------   -----------
    Balance at December 31, 1993      2,790,472     3,866,012     6,656,484

      Capital contribution              600,000       600,000     1,200,000

      1994 net income                   634,183       634,183     1,268,366
                                    -----------   -----------   -----------
    Balance at December 31, 1994      4,024,655     5,100,195     9,124,850

      1995 net loss                     (58,185)      (58,185)     (116,370)
                                    -----------   -----------   -----------
    Balance at December 31, 1995      3,966,470     5,042,010     9,008,480

      Capital contribution            1,075,539             0     1,075,539

      1996 net income                   490,649       490,648       981,297
                                    -----------   -----------   -----------
    Balance at December 31, 1996    $ 5,532,658   $ 5,532,658   $11,065,316
                                    ===========   ===========   ===========


                             See Accompanying Notes




                                       20PAGE

                                RETEC/TETRA L.C.
                            STATEMENTS OF CASH FLOWS


                                                    Year Ended December 31
                                                 --------------------------

                                                     1996           1995
                                                 -----------    -----------

    Operating activities:
      Net income (loss)                          $   981,297    $  (116,370)
      Adjustments to reconcile net income (loss)
        to cash provided by operating activities:
          Depreciation and amortization            3,251,037      2,344,990
          Loss on the sale of fixed assets             9,005         23,666
          Changes in operating assets and
            liabilities:
              Accounts receivable                   (179,027)        37,957
              Prepaid expenses and other
                current assets                      (255,192)      (228,489)
              Trade accounts payable and accrued
                expenses                            (695,624)      (189,320)
                                                 -----------    -----------
      Net cash provided by operating activities    3,111,496      1,872,434

    Investing activities:
      Purchase of property, plant and equipment (4,252,649) (5,135,545) Purchase of patents, royalties and
        technologies                                       0        (26,357)
      Proceeds from sale of assets                     1,500         65,671
                                                 -----------    -----------
      Net cash used in investing activities       (4,251,149)    (5,096,231)

    Financing activities:
      Proceeds from long-term debt                 3,585,000      3,340,000
      Principal payments on long-term debt        (3,045,861)      (207,000)
      Capital contribution - TETRA                 1,075,539              0
                                                 -----------    -----------
      Net cash provided by financing activities    1,614,678      3,133,000
    Increase (decrease) in cash                      475,025        (90,797)
    Cash at beginning of period                      114,330        205,127
                                                 -----------    -----------
    Cash at end of period                        $   589,355    $   114,330
                                                 ===========    ===========

    Supplemental Cash Flow Information:
      Interest paid                              $   426,370    $   163,165


                             See Accompanying Notes


                                       21PAGE

                                RETEC/TETRA L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


    NOTE A -- ORGANIZATION AND OPERATIONS

        RETEC/TETRA L.C. ("the Company") was formed August 1, 1992 as a joint venture with RETEC/Thermal (RETEC), a wholly-owned subsidiary of Remediation Technologies, Inc., owning 50% and TETRA/Thermal, (TETRA) a wholly-owned subsidiary of TETRA Technologies, Inc., owning the other 50%. The Company installs and operates systems to process hazardous and non-hazardous wastes at petroleum refineries located primarily in the Gulf Coast region. In December 1995 Remediation Technologies, Inc. was acquired by Thermo Remediation Inc.


    NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Concentration of Credit Risk

        Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's policy is to evaluate, prior to contract signing, each customer's financial condition and determine the amount of open credit to be extended; generally collateral is not required. The trade receivables primarily include activity with major petroleum refinery companies.

    Property, Plant and Equipment

        Property, plant and equipment contributed by RETEC upon formation of the venture are stated at the value in the formation agreement and assets purchased subsequent are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The costs of repairs and maintenance are charged to operations as incurred. Assets contributed at the Company's formation are depreciated using a declining-balance method converting to the straight-line method. All assets acquired subsequent to formation are depreciated using the straight-line method. The estimated useful lives of assets are as follows:

         Machinery and Equipment             2 to 10 years
         Automobiles and other equipment     2 to  5 years

    Technology, Patents and Licenses

        Technology, patents and licenses, which relate to proprietary waste treatment processes contributed by RETEC, were estimated at the stated value in the formation agreement. Patents and licenses are amortized over the estimated useful lives generally ranging from five to ten years. Technologies are amortized over estimated useful lives from eight to ten years.

                                        22PAGE

                                RETEC/TETRA L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


    NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

    Income Taxes
        The Company has elected to be treated as a partnership for federal income tax purposes. RETEC and TETRA include their respective shares of the net income (loss) of the Company in their federal and state tax returns.

    Allocation of Joint Venture Profit and Loss

        In accordance with the formation agreement, net income (loss) is to be allocated to RETEC and TETRA in accordance with their partnership interests.

    Operating Leases

        The Company periodically enters into operating leases for various pieces of equipment and warehouse space. Aggregate rental expense under these agreements was $353,305 and $603,210 in 1996 and 1995, respectively. Minimum future annual lease payments under non-cancelable operating leases are as follows for the years ending December 31, 1997: - $72,188; 1998 - $51,385; 1999 - $31,868; 2000 - $3,591. The lease for warehouse space expires March 1997 but the Company expects to renew the lease.

    Use of Estimates

        Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

        In March 1995, The Financial Accounting Standards Board issued Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996 and the effect of adoption was not material.

    Financial Instruments

        The carrying amount of the Company's financial instruments approximate fair market value.
                                        23PAGE

                                RETEC/TETRA L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


    NOTE C -- CAPITAL CONTRIBUTIONS

        The Company was initially capitalized with TETRA contributing $800,000 in cash and RETEC contributing thermal plant equipment valued at $1,775,539 and thermal desorption process technology valued at $600,000. Each partner contributed $600,000 in 1994 and $1.4 million in 1993 in additional capital to fund the construction of two new projects. In September 1993, the Company acquired the assets of the Environmental Services Division of TRW for $1 million, with each partner contributing $500,000. Additionally, TETRA contributed $500,000 of working capital in 1993. In September 1996, TETRA contributed $1,075,540 toward the purchase of additional equipment to be used in future projects.


    NOTE D -- LONG-TERM DEBT

    Long-term debt consists of the following:
                                                              December 31
                                                           -----------------

                                                             (In thousands)
                                                              1996      1995
                                                           -------   -------

    Revolving credit agreement of $500,000 with
      an interest rate of prime and a commitment
      fee of 3/8% on the unused portion of the loan.
      The agreement expired December 15, 1996.             $     -   $     -
    Promissory note payable to Texas Commerce Bank
      at fixed interest rate of 8.05%, payable $100,000
      quarterly plus interest and due June 15, 2000.
      The note is secured by the underlying equipment
      and is guaranteed by both parent corporations.         1,401     1,898
    Promissory note payable to Texas Commerce Bank at
      prime interest rate, payable $65,000 quarterly
      plus interest and due October 15, 2000. The note
      is secured by the underlying equipment and is
      guaranteed by both parent corporations.                  575     1,235
    Promissory note payable to Texas Commerce Bank
      at prime interest rate, payable $94,250 quarterly
      plus interest and due May 20, 2001. The note is
      secured by the underlying equipment and is
      guaranteed by both parent corporations.                1,696         -
                                                           -------   -------
                                                             3,672     3,133
    Less: Current portion                                   (1,037)     (668)
                                                           -------   -------
                                                           $ 2,635   $ 2,465
                                                           =======   =======
                                        24PAGE

                                RETEC/TETRA L.C.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


    NOTE D -- LONG-TERM DEBT (con't)
        Scheduled maturities for the next five years are as follows: (In thousands)

                  1997                          $ 1,037
                  1998                            1,037
                  1999                              832
                  2000                              578
                  2001                              188
                                                -------
                                                $ 3,672
                                                =======

    NOTE E -- RELATED-PARTY TRANSACTIONS

        The Company was billed approximately $1,305,577 in 1996 and $922,164 in 1995 by the owners, primarily TETRA, for administrative services and materials rendered on behalf of the Company.


    NOTE F -- COMMITMENTS AND CONTINGENCIES

        The Company is subject to litigation and other proceedings arising in the ordinary course of business. While the outcome of the litigation and other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.


                                        25PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo TerraTech Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo TerraTech Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 6, 1997 (except with respect to the matters discussed in Note 17 as to which the date is May 12, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    May 6, 1997




                                       26PAGE

 SCHEDULE II

                              THERMO TERRATECH INC.

                        Valuation and Qualifying Accounts

                                 (In thousands)


                     Balance  Provision
                          at    Charged             Accounts           Balance
                   Beginning         to   Accounts  Written-            at End
Description          of Year    Expense  Recovered       off  Other(a) of Year
-----------------  ---------  ---------  ---------  --------  -------  -------

Allowance for
  Doubtful Accounts

Year Ended
  March 29, 1997     $ 2,861    $   625   $     49  $  (516)   $  819  $ 3,838

Year Ended
  March 30, 1996 (b) $ 3,572    $    85   $     84  $(1,628)   $  748  $ 2,861

Year Ended
  April 1, 1995 (b)  $ 3,273    $   161   $   (579) $    88    $  629  $ 3,572

(a)  Includes allowances of businesses acquired during the year as described in
     Note 3 to Consolidated Financial Statements in the Registrant's fiscal 1997 Annual Report to Shareholders and the effect of foreign currency translation.

(b) Historical results have been restated to reflect the acquisition of Metal Treating, Inc., accounted for at historical cost in a manner similar to a pooling-of-interests.








                                       27PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      3.1     Restated Certificate of Incorporation, as amended (filed
              as Exhibit 99 to the Registrant's Registration Statement on Form S-2 [Registration No. 333-02269] and incorporated herein by reference).

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

      4.2 Fiscal Agency Agreement dated as of May 2, 1996, among the Registrant, Thermo Electron Corporation, and Chemical Bank, as Fiscal Agent (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 [File No. 1-9549] and incorporated herein by reference).
              The Registrant hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission, upon request, a copy of each other instrument with respect to other long-term debt of the Company or its subsidiaries.

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

     10.4 Assignment of Lease dated December 31, 1985, between Thermo Electron Corporation and TMO, Inc. (filed as
              Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).
                                       28PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.5     Sublease dated March 30, 1986, between TMO, Inc. and
              Holcroft/Loftus, Inc. (filed as Exhibit 10(e) to the
              Registrant's Registration Statement on Form S-1 [Reg. No.
              33-6763] and incorporated herein by reference).

     10.6 Lease Amending Agreement dated January 1, 1995, between Claridge Properties Ltd., Thermo Electron Corporation, and TMO, Inc. (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K [File No. 1-9549] and incorporated by reference).

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

     10.11 Asset Transfer Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc., and Thermo Remediation Inc. (filed as Exhibit 2.3 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.12 Exclusive License Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc., and Thermo Remediation Inc. (filed as Exhibit 2.4 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).


                                       29PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.13    Non-Competition and Non-Disclosure Agreement dated as of
              October 1, 1993 among the Registrant, TPS Technologies
              Inc. and Thermo Remediation Inc. (filed as Exhibit 2.5 to
              Thermo Remediation's Registration Statement on Form S-1
              [Reg. No. 33-70544] and incorporated herein by reference).

     10.14 Tax Allocation Agreement dated as of June 1, 1992, between the Registrant and Thermo Remediation Inc. (filed as Exhibit 10.3 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.15 Agreement of Partnership dated May 16, 1994, among Terra Tech Labs Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc., and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.) (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.16 Promissory Note dated May 16, 1994, issued by the Registrant to Thermo Electron Corporation (filed as
              Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.17 Agreement of Dissolution of Partnership dated May 9, 1995 among Thermo Terra Tech (the Partnership), Terra Tech Labs, Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc., and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.) (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.18 Stock Purchase Agreement dated May 9, 1995, between the Registrant and Thermo Instrument Systems Inc. (filed as
              Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).


                                       30PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.19    Note dated May 17, 1995, from the Registrant to Thermo
              Electron Corporation (filed as Exhibit 2.3 to the
              Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

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

     10.22 Asset Purchase Agreement dated as of November 19, 1993, by and among All Western Oil, Inc. and certain affiliates thereof and Thermo Fluids Inc. (filed as Exhibit 10.13 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.23 First Addendum to Asset Purchase Agreement dated as of August 7, 1994, among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as Exhibit 10.1 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

     10.24 Promissory Note in the principal amount of $700,000, dated August 7, 1994 (filed as Exhibit 10.2 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).

     10.25 Security Agreement dated as of August 7, 1994, among All Western Oil, Inc. et al. and Thermo Fluids Inc. (filed as
              Exhibit 10.3 to Thermo Remediation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 1994 [File No. 1-12636] and incorporated herein by reference).



                                       31PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.26    Stock Purchase and Sale Agreement made and entered into
              on February 6, 1995, to be effective as of January 29, 1995, by and between Nord Est S.A., the Registrant, and Emil C. Herkert, Kenneth L. Zippler, Franklin O.
              Williamson, Jr., Fletcher N. Platt, Jr., Eugene J.
              Destefano, Meint Olthof, and Stanley P. Kaltnecker, Jr.
              (filed as Exhibit 1 to the Registrant's Current Report on
              Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.27 Agreement and Plan of Merger dated as of June 28, 1995, by and among the Registrant, Eberline Acquisition Inc., Thermo Remediation Inc., and Eberline Holdings Inc. (filed as Appendix B to Thermo Remediation's Proxy Statement for the Annual Meeting held on December 13, 1995 [File No. 1-12636] and incorporated herein by reference).

     10.28 $28,000,000 Secured Promissory Note dated as of January 29, 1995, issued by the Registrant to Nord Est S.A. (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.29 $38,000,000 Promissory Note dated as of February 21, 1995, issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 3 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.30 Asset Purchase Agreement by and among Thermo Analytical Inc. (as Buyer); Lancaster Laboratories, Inc. and Clewmark Holdings (as Sellers); and Earl H. Hess, Anita
              F. Hess, Kenneth E. Hess, J. Wilson Hershey, and Carol D. Hess (as the principal owners of Sellers) (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 10, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.31 Agreement and Plan of Merger dated as of the first day of December 1995, by and among Thermo Remediation Inc., TRI Acquisition Inc., and Remediation Technologies, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).

                                       32PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
     10.32    Purchase and Sale Agreement dated as of December 20,
              1994, by and among TPS Technologies Inc., TPST Soil
              Recyclers of Maryland Inc., Rafich Corporation, Harry
              Ratrie, John C. Cyphers, and J. Thomas Hood (filed as
              Exhibit 1 to Thermo Remediation's Current Report on Form
              8-K for the events occurring on December 21, 1994 [File
              No. 1-12636] and incorporated herein by reference).

     10.33 Stock Purchase Agreement entered into on March 29, 1995, by and among Stalt Holding, B.V., Beheersmaatschappij J. Amerika N.V., A.J. Van Es, J.B. Van Es and D.A. Slager, and the Registrant (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on March 29, 1995 [File No. 1-9549] and incorporated herein by reference).

     10.34 Master Repurchase Agreement dated January 1, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.35 Master Reimbursement Agreement dated January 1, 1994, between the Registrant, Thermo Electron Corporation, and Thermo Remediation Inc. (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.36    Incentive Stock Option Plan of the Registrant (filed as
              Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

     10.37 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

                                       33PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------
      10.38   Deferred Compensation Plan for Directors of the
              Registrant (filed as Exhibit 10(k) to the Registrant's
              Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

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

      10.41 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.)- Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 28, 1996 [File No. 1-8002] and are incorporated herein by reference.

      10.42   Restated Stock Holdings Assistance Plan and Form of
              Executive Loan.

      11      Computation re: Earnings (Loss) per share.

      13 Annual Report to Shareholders for the fiscal year ended March 29, 1997 (only those portions incorporated herein by reference).

      21      Subsidiaries of the Registrant.

      23.1    Consent of Arthur Andersen LLP.

      23.2    Consent of Ernst & Young LLP.

      27      Financial Data Schedule.