Form 10-K/A
period 1996-12-28
THERMO TERRATECH INC
filed 1997-07-25
CIK 796038

ATTACHMENT A
        DIRECTORS
             Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), and of its subsidiary, Thermo Remediation Inc. ("Thermo Remediation") is reported under the caption "Stock Ownership."

        John P. Appleton Dr. Appleton,  62, has  been President,  Chief
                         Executive  Officer  and  a  Director   of  the
                         Corporation  since   September   1993.     Dr.
                         Appleton has  been  Chairman, Chief  Executive
                         Officer and a  Director of  Thermo Remediation
                         since September 1993 and has served  as a Vice
                         President of  Thermo  Electron since  1975  in
                         various managerial capacities.
        John N.          Mr. Hatsopoulos, 63,  has been  a Director  of
                         the  Corporation  since  1986  and   its  Vice
        Hatsopoulos      President and  Chief  Financial Officer  since
                         1988.  Mr. Hatsopoulos has  been the President
                         of Thermo Electron since January  1997 and its
                         Chief Financial Officer since 1988.   Prior to
                         becoming President, he  was an  Executive Vice
                         President of  Thermo  Electron  from  1986  to
                         January  1997.  Mr.  Hatsopoulos  is   also  a
                         director of  LOIS/USA  Inc.,  Metrika  Systems
                         Corporation,   Thermedics   Inc.,   Thermedics
                         Detection  Inc.,  Thermo  Ecotek  Corporation,
                         Thermo  Fibertek   Inc.,   Thermo   Instrument
                         Systems Inc.,  Thermo  Power  Corporation  and
                         ThermoTrex Corporation.

        Brian D. Holt    Mr.  Holt,  48,  became  a   Director  of  the
                         Corporation in February,  1997.  Mr.  Holt has
                         been the President and Chief Executive Officer
                         of Thermo  Ecotek  Corporation since  February
                         1994 and  a  Director  of that  company  since
                         January 1995.  For more than  five years prior
                         to his appointment as an officer of the Thermo
                         Ecotek Corporation, he was President and Chief
                         Executive  Officer   of   Pacific   Generation
                         Company,  a  financier,  builder,   owner  and
                         operator of independent power facilities.  Mr.
                         Holt is also a director of KFX, Inc.
PAGE

        Donald E. Noble  Mr. Noble,  82,  has been  a  Director of  the
                         Corporation since 1986 and served  as Chairman
                         of the Board from 1992 to November  1994.  For
                         more than  20 years,  from 1959  to 1980,  Mr.
                         Noble served as the chief executive officer of
                         Rubbermaid Incorporated, first with  the title
                         of President  and  then  as  Chairman  of  the
                         Board.  Mr. Noble is also a director of Thermo
                         Electron, Thermo Fibertek  Inc., Thermo  Power
                         Corporation and Thermo Sentron Inc.
        William A.       Mr. Rainville, 55, has been a  Director of the
                         Corporation since February  1993 and  Chairman
        Rainville        of  the  Board  since  November   1994.    Mr.
                         Rainville  has   been   President  and   Chief
                         Executive Officer of  Thermo Fibertek  Inc., a
                         majority owned subsidiary  of Thermo  Electron
                         that develops and  manufactures equipment  and
                         products  for  the  paper  making   and  paper
                         recycling industries, since  its inception  in
                         1991, and a  Senior Vice  President of  Thermo
                         Electron since March 1993 and a Vice President
                         of Thermo Electron  from 1986  to 1993.   From
                         1984 until January 1993, Mr. Rainville was the
                         President  and  Chief  Executive   Officer  of
                         Thermo Electron Web Systems Inc., a subsidiary
                         of Thermo  Fibertek Inc..    Mr. Rainville  is
                         also a director of Thermo Ecotek Corporation, Thermo Fibergen Inc., Thermo Fibertek Inc. and
                         Thermo Remediation.

        Polyvios C.      Mr. Vintiadis, 61 has  been a Director  of the
        Vintiadis        Corporation  since   September   1992.     Mr.
                         Vintiadis has  been  the  Chairman  and  Chief
                         Executive Officer of Towermarc  Corporation, a
                         real estate development  company, since  1984.
                         Prior to  joining  Towermarc Corporation,  Mr.
                         Vintiadis  was   a   principal   of   Morgens,
                         Waterfall &  Vintiadis,  Inc.,    a  financial
                         services   firm,   with   whom    he   remains
                         associated.  For more  than 20 years  prior to
                         that  time,  Mr.  Vintiadis  was  employed  by
                         Arthur  D.  Little   &  Company,  Inc.     Mr.
                         Vintiadis  is  also   a  director   of  Thermo
                         Instrument Systems Inc.

        Committees of the Board of Directors and Meetings


             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are
        Mr. Vintiadis  (Chairman) and  Mr. Noble.   The  Audit  Committee
                                        2
PAGE
        reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Noble (Chairman) and Mr. Vintiadis. The Human Resources Committee
        reviews  the  performance  of   senior  members  of   management,
        recommends   executive   compensation    and   administers    the
        Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met six times, the
        Audit Committee met     twice and the Human Resources  Committee met
        six times during fiscal 1997. Each director attended at least 75%
        of all meetings of the Board of Directors and Committees on which he served held during  fiscal 1997, except  Dr. Appleton and  Mr.
        Hatsopoulos, who  each  attended  67%  of  such  meetings.    Dr.
        Appleton attended all of the meetings of the Board of Directors held in person, but did not participate in two meetings held by means of conference telephone due to scheduling difficulties
        while he  was  traveling  overseas  on  company  business.    Mr.
        Hatsopoulos is the chief financial officer of Thermo Electron and each of its publicly held subsidiaries, and his responsibilities require him to travel extensively on company business.

        Compensation of Directors
         Cash Compensation


             Directors who are not employees of the Corporation, of Thermo Electron or of any other company affiliated with Thermo Electron (also referred to as "outside directors"), receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Dr. Appleton, Mr. Hatsopoulos and Mr. Rainville are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.


        Deferred Compensation Plan for Directors

             Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the

                                        3
PAGE
        following is deemed to be a change of control: (a) the acquisition, without the prior approval of the Board of Directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 41,416 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of June 28, 1997, deferred units equal to 24,447 full shares of Common Stock were accumulated for current directors under the Deferred Compensation Plan.

        Directors Stock Option Plan


             The Corporation's Directors Stock Option Plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock of the Corporation and its majority owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually and are also automatically granted every five years options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

             Pursuant to the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option. Options granted under this provision before 1995 expire after seven years; commencing in 1995, the option term was shortened to three years. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.


             In addition, under the Directors Plan, outside directors are automatically granted every five years options to purchase 1,500
                                        4
PAGE
        shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction, and also as of the close of business on the date of every fifth Annual Meeting of the Stockholders of the Corporation that occurs thereafter during the duration of the Plan. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of June 28, 1997, options to purchase 22,700 shares of Common Stock had been granted under the Director's
        Plan,  of which 15,500 were  outstanding, 1,400 had lapsed,   and
        5,800 had     been exercised; and options to  purchase    53,700
        shares of Common Stock were reserved and available for grant under the Director's Plan as of June 28, 1997.













                                        5
PAGE

        Stock Ownership Policies for Directors

             During fiscal 1997, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1997.


             In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

        STOCK OWNERSHIP


             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and Thermo Remediation, as of June 28, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and
        (iv) all directors and executive officers as a group.


             While certain directors or executive officers of the Corporation are also directors and executive officers of Thermo Remediation or Thermo Electron, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron and the shares of the common stock of Thermo Remediation owned by the Corporation.







                                   Thermo       Thermo        Thermo
                                 TerraTech     Electron

               Name (1)           Inc. (2)    Corporation   Remediation
               --------           --------    -----------   -----------
                                                  (3)        Inc. (4)
                                                  ---        --------

        Thermo Electron           15,491,635           N/A           N/A
        Corporation (5)

        John P. Appleton             216,989       144,749        63,000

        John N. Hatsopoulos           62,306       632,768        42,182

        Emil C. Herkert              250,000        39,600         2,000

        Brian D. Holt                      0       164,493             0

        Donald E. Noble               49,934        55,198        10,500

        Jeffrey L. Powell             82,835        41,287       111,000

        William A. Rainville          60,000       249,292        24,000

        Polyvios C. Vintiadis         11,030         2,500         1,500

        All directors and
        current executive
        officers as a group
             (9 persons)             744,240     1,465,381       269,182






                                        6
PAGE

        (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

        (2) Shares of Common Stock beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Herkert, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and executive officers as a group include 215,000, 40,000, 187,500, 8,200, 63,000,
        60,000, 6,300 and 585,000 shares, respectively, that such person or group has the right to acquire within 60 days of June 28, 1997, through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos and all directors and executive officers as a group include 255, 265 and 771 full shares, respectively, allocated through June 28, 1997, to accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan, of which the trustees, who have investment power over its assets, were as of June 28, 1997, executive officers of Thermo Electron ("ESOP"). Shares beneficially owned by Mr. Noble, Mr. Vintiadis and all directors and executive officers as a group include 18,694, 4,730 and 23,424 full shares, respectively, allocated through June 28, 1997, to their respective accounts maintained under the Corporation's Deferred Compensation Plan for directors. Shares beneficially owned by Mr. Hatsopoulos and all directors and executive officers as a group include 12,500 shares that Mr. Hatsopoulos has the right to acquire within 60 days after June 28, 1996, through the exercise of a stock purchase warrant. Except for Dr. Appleton, who beneficially owned approximately 1.2% of the Common Stock outstanding as of June 28, 1997, no director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of June 28, 1997; all directors and executive officers as a group beneficially owned 4.1% of the Common Stock outstanding as of such date.


        (3) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville and all directors and
        executive officers as a  group include    107,257, 535,685, 38,100,
        164,000,   9,375,   35,012,   197,236   and   1,181,802  shares,
        respectively, that such person or members of the group have the right to acquire within 60 days of June 28, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Hatsopoulos and all directors and executive officers as a group include 1,934 and 3,258 full shares, respectively, allocated through June 28, 1997, to accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Noble and all directors and executive officers as a group each include 42,408 shares
        allocated  through  June  28,   1997,  to  Mr.  Noble's   account
        maintained pursuant  to Thermo  Electron's Deferred  Compensation
        Plan  for   directors.   No  director   or  executive
                                        7
PAGE
        beneficially owned more than 1% of such common stock outstanding as of such date; all directors and executive officers as a group beneficially owned 1% of the Thermo Electron common stock outstanding as of June 28, 1997.

        (4) Shares of Common Stock beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and executive officers as a group include 63,000, 22,500, 6,000, 111,000, 22,500, 1,500 and 241,500
        shares, respectively, that such person or group has the right to acquire within 60 days after June 28, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Remediation outstanding as of June 28, 1997; all directors and executive
        officers as a group beneficially owned   2.1% of such common stock
        outstanding as of such date.


        (5) Shares of Common Stock beneficially owned by Thermo Electron include 459,677 shares that Thermo Electron and two of its majority owned subsidiaries have the right to acquire within 60 days of June 28, 1997, through the conversion of certain convertible notes of the Corporation held by Thermo Electron and
        such  subsidiaries.    As  of  June  28,  1997,  Thermo  Electron
        beneficially owned approximately   85.9% of the outstanding Common
        Stock. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046.

























                                        8
PAGE

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1997, except in the following instances. The Form 3 of Mr. Brian D. Holt, a Director of the Corporation, was filed late. Thermo Electron filed eight Forms 4 late, reporting a total of 34 transactions consisting of 28 open market purchases of Common Stock and six transactions associated with the grant and lapse of options to purchase Common Stock granted to employees under its stock option program.


        EXECUTIVE COMPENSATION

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers for the last three fiscal years. No other executive officers of the Corporation who held office during fiscal 1997 met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules for such period.


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






                                  Summary Compensation Table



                                                      Long Term
                                                      Compensation
                                                      ------------
                                                      Securities
                        Fiscal Annual Compensation    Underlying Options
Name and                       -------------------    (No. of Shares        All Other
Principal Position      Year   Salary      Bonus      and Company) (1)      Compensation (2)
------------------      ----   ------      -----      -------------------   ------------
John P. Appleton        1997  $128,625    $70,000         --                $6,919
(3)
  President and         1996  $118,125    $70,000         --                $6,919
  Chief Executive
  Officer               1995  $124,313    $85,000     30,000 (TTT)          $11,171

Jeffrey L. Powell       1997  $122,000    $40,000        600 (TMO)          $7,023
  Vice President                                       2,000 (TFG)
                                                       6,000 (TOC)
                        1996  $116,000    $60,000        300 (TMO)          $6,646

                                                       2,000 (TBA)
                                                       5,000 (TLZ)
                                                       2,000 (TLT)

                                                       6,000 (TMQ)
                                                       2,000 (TSR)
                                                       4,000 (TXM)

                        1995  $108,000    $63,500     10,000 (TTT)          $6,828
                                                      15,000 (THN)

                                                      22,725 (TMO)

Emil C. Herkert         1997  $200,000   $100,000        300 (TMO)     $4,189
(4)




        (1)  In addition to grants of   options to purchase Common  Stock
        of the Corporation (designated  in the table  as TTT), the  named
                                        9
PAGE
        executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Remediation (designated in the table as THN), Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), and Trex Medical Corporation (designated in the table as TXM).

        (2) Represents the amount of matching contributions made by the individual's employer on behalf of the named executive officers participating in Thermo Electron's 401(k) plan.


        (3)  Dr. Appleton  was appointed  president and  chief  executive
        officer of  the Corporation  effective September  1, 1993.    Dr.
        Appleton is also a vice president of Thermo Electron. A portion of Dr. Appleton's annual cash compensation (salary and bonus) has been allocated to and paid by each of the Corporation, Thermo Remediation and Thermo Electron over each of the past three fiscal years as compensation for the services provided to these companies based on the time he devoted to his responsibilities to
        these companies.   The annual cash  compensation reported in  the
        table for Dr. Appleton represents the amount paid from all sources, including the Corporation, solely for Dr. Appleton's services as the president and chief executive officer of the Corporation. For fiscal 1997, 1996 and 1995, approximately 70%,
        70%  and  85%,  respectively,  of  Dr.  Appleton's  annual   cash
        compensation   was paid by the Corporation for his services as its
        president and chief executive officer. These percentages include the allocation of a portion of Dr. Appleton's annual cash compensation to the management of the Thermo Terra Tech joint venture, which was acquired by the Corporation in April 1995 in a transaction accounted for in a manner similar to pooling of
        interests accounting.    Bonuses  paid to  Dr.  Appleton  reflect
        compensation decisions based on calendar year performance, in accordance with Thermo Electron's compensation practices for its
        officers.   Dr.  Appleton has  served  as an  officer  of  Thermo
        Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by
        Thermo Electron or  such other subsidiaries.   These options  are
        not reported here as they were granted as compensation for service to Thermo Electron companies in capacities other than in

                                       10
PAGE
        his capacity as the president and chief executive officer of the Corporation.

        (4) Mr. Herkert was appointed an executive officer of the Corporation on May 8, 1996.


        Stock Options Granted During Fiscal 1997

             The following table sets forth information concerning individual grants of stock options made during fiscal 1997 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1997.


             Dr. Appleton  has  served  as a  vice  president  of  Thermo
        Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and Thermo Remediation. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation. No options were granted to Dr. Appleton during fiscal 1997 in his capacity as president and chief executive officer of the Corporation.







                                   Option Grants in Fiscal 1997


                                                                                       Potential Realizable
                          Number of                                                    Value at Assumed
                          Securities        Percent of                                 Annual Rates of Stock
                                            Total Options                              Price Appreciation for
                          Underlying        Granted to       Exercise
                          Options           Employees in     Price                     Option Term
                                                             Per         Expiration    -----------
        Name              Granted (1)       Fiscal Year (2)  Share       Date          5%           10%
        ----              -------           ---------------- -----       ----------    --           ---
        Jeffrey L. Powell   600 (TMO)       0.06% (3)         $42.79      05/22/99     $4,044      $8,496
                          2,000 (TFG)       0.4%  (3)         $10.00      09/12/08     $15,920    $42,760
                          6,000 (TOC)       0.2%  (3)         $12.00      04/09/08     $57,300   $153,960
        Emil C. Herkert     300 (TMO)       0.03% (3)         $42.79      05/22/99      $2,022     $4,248





        (1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1997 to the named executive officers to purchase the common stock of Thermo Electron (designated in the table as TMO), Thermo Fibergen Inc. (designated in the table as TFG) and Thermo Optek Corporation (designated in the table as TOC). All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. The granting corporation may permit the
                                       11
PAGE
        holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period and the date on which the options are exercised.


        (3) All of the options reported in the table were granted under stock option plans maintained by Thermo Electron or its subsidiaries as part of Thermo Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

        Stock Options Exercised During Fiscal 1997 and Fiscal Year-End Option Values


             The following table reports certain information regarding stock option exercises during fiscal 1997 and outstanding stock options held at the end of fiscal 1997 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1997.









        Aggregated Option Exercises In Fiscal 1997 And Fiscal 1997 Year-End Option Values


                                                  Number of
                                                  Unexercised
                                                  Options at Fiscal    Value of
                             Shares               Year-End             Unexercised
                             Acquired    Value    (Exercisable/        In-the-Money
                               on
Name           Company       Exercise    Realized Unexercisable) (1)   Options
----           -------       --------    -------- ------------------   -------

John P.        Thermo         --             --      215,000 /-- (3)   $34,075 /--
Appleton (2)    TerraTech

               Thermo         --             --      63,000  /--       $12,285 /--
                Remediation


Jeffrey L.     Thermo         --             --      63,000  /-- (4)   $74,785 /--
Powell          TerraTech

               Thermo        5,062     $126,955      34,312  /-- (5)   $470,330 /--
                Electron

               Thermo         --             --     111,000  /--       $18,720 /--
                Remediation

               Thermo         --             --      2,000   /--            $0 /--
                BioAnalysis

               Thermo         --             --      2,000   /--            $0 /--
                Fibergen

               Thermo         --             --      4,500  /--        $32,625 /--
                Fibertek

               ThermoLase     --             --      5,000  /--             $0 /--

               ThermoLyte     --             --         --  /2,000          -- /$0  (6)

               Thermo Optek   --             --      6,000  /--         $3,000 /--

PAGE

               ThermoQuest    --             --      6,000  /--         $9,000 /--


               Thermo         --             --      2,000  /--             $0 /--
                Sentron

               Trex Medical   --             --      4,000  /--         $2,500 /--

Emil C.
Herkert        Thermo     62,500       $697,975    187,500  /--     $1,695,938 /--
                TerraTech

               Thermo         --             --     37,800  /-- (7)   $286,763 /--
                Electron






        (1) All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may
                                       12
PAGE
        exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date.

        (2) Dr. Appleton has served as a vice president of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Corporation.


        (3) In addition to the terms described in footnote (1) above, 60,000 of the shares acquired upon exercise of these options are restricted from resale until Dr. Appleton's retirement.

        (4) Of these options awarded to Mr. Powell, options to purchase 15,000 shares are subject to the following terms in addition to those described in footnote (1): in the event of the optionee's voluntary resignation or discharge for cause prior to February 8, 1998, all of the shares acquired upon exercise of these options are subject to repurchase by the Corporation at the exercise price. In addition, all shares acquired upon the exercise of these options are subject to restrictions on resale until February 8, 1998.


        (5) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to lapse ratably over a five-year period commencing with the fifth anniversary of the grant date.


        (6) No public market existed for the shares underlying these options as of March 28, 1997. Accordingly, no value in excess of exercise price has been attributed to these options.


                                       13
PAGE

        (7) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Herkert are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In fiscal 1997, the Human Resources Committee of the Board of Directors accelerated the vesting of 1,800 shares.

        Severance Agreements


             Thermo Electron has entered into severance agreements with several key employees, including Dr. Appleton. These agreements provide severance benefits if there is a change in control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or one of its majority-owned subsidiaries is terminated, for whatever reason, within one year thereafter. For purposes of the severance agreements, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change in control of Thermo Electron. The benefit under these agreements is stated as an initial percentage which was established by the Board of Directors of Thermo Electron in 1983 and is generally based upon the employee's age and length of service with Thermo Electron at the time of severance. Benefits are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to the employee's highest annual total remuneration in any 12-month period during the preceding three years. This benefit is reduced by 10% in each of the succeeding four years in which benefits are paid. The initial percentage to be so applied to Dr. Appleton is 40.1%. Assuming severance benefits would have been payable under such agreements as of March 29, 1997, Dr. Appleton would have received approximately $119,906 in the first year thereof from Thermo Electron.

        RELATIONSHIP WITH AFFILIATES


             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, the Corporation has created Thermo Remediation as a
        majority-owned publicly  held subsidiary.    F  rom time  to time,
                                       14
PAGE

        Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries".)

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their mutual affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.


             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate

                                       15
PAGE
        services agreements between Thermo Electron and each of the Thermo Subsidiaries.

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


             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee
        benefit  administration,  tax  advice  and  preparation  of   tax
        returns, centralized  cash  management and  financial  and  other
        services to the  Corporation.     The     Corporation was assessed  an
        annual fee equal to 1.0% of the Corporation's revenues for  these
        services for fiscal 1997.    The fee is reviewed annually and  may
        be changed  by     mutual agreement  of the  Corporation and  Thermo
        Electron.   During  fiscal     1997, Thermo  Electron  assessed  the
        Corporation      $2,785,000 in fees  under  the Services  Agreement.
        Management believes that the charges under the Services Agreement are reasonable and that the  terms of the Services Agreement  are
        fair to  the Corporation.   For  items such  as employee  benefit
        plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant  in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal  to  the fee  that  was  paid by  the  Corporation  for
                                       16
PAGE
        services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis
        by  the  Corporation  or  as  required  in  order  to  meet   the
        Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

             As of March 29 , 1997, $59,781,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends
        excess  cash   to   Thermo  Electron,   which   Thermo   Electron
        collateralizes  with   investments  principally   consisting   of
        corporate notes, U.S. government agency securities, money  market
        funds,   commercial paper and other  marketable securities, in the
        amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.


             The  Corporation  leases  or  subleases  three  office   and
        manufacturing facilities  from Thermo Electron.  The total rental
        payments made to  Thermo   Electron during  fiscal year 1997  under
        these agreements was $553,000.

             The Corporation and Thermo Electron entered into a development agreement under which Thermo Electron agreed to fund up to $4,000,000 of the direct and indirect costs of the Corporation's development of soil-remediation centers. In exchange for this funding, the Corporation granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under this agreement. The royalty payments may cease if the amounts paid by the Corporation yield a certain internal rate of return to Thermo Electron on the funds advanced to the Corporation under this agreement. The Corporation paid Thermo Electron royalties of $186,000 in fiscal 1997.


             From time to time, the Corporation may transact business with the other companies in the Thermo Group. In fiscal 1997, these transactions included the Corporation's October 1996 acquisition of Metal Treating Inc., a provider of heat treating services, from Thermo Electron in exchange for $1,600,000 in cash.



                                       17
PAGE

             As of March 29, 1997, the Corporation owed Thermo Electron an aggregate of $40,926,000.

             Thermo   Electron   owned   approximately       85.9%
        Corporation's outstanding Common Stock on June 28, 1997.


        Stock Holding Assistance Plan

             In fiscal  1997, the  Corporation  adopted a  stock  holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a stock holding assistance plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. Loans will be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Human
        Resources Committee of the Board of Directors. No such loans were outstanding in fiscal 1997.


        AA972050013