Form 10-Q
period 1997-06-28
THERMO TERRATECH INC
filed 1997-08-05
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

      [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at July 25, 1997
         ----------------------------   ----------------------------
         Common Stock, $.10 par value             17,600,635
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                        June 28,   March 29,
    (In thousands)                                          1997        1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $ 11,309    $ 63,172
      Short-term available-for-sale investments, at
        quoted market value (amortized cost of $8,116
        and $18,380)                                       8,131      18,391
      Short-term held-to-maturity investments, at
        amortized cost (quoted market value of
        $26,840 and $13,238)                              26,533      12,971
      Accounts receivable, less allowances of $3,613
        and $3,838                                        53,238      49,191
      Unbilled contract costs and fees                    40,447      29,053
      Inventories:
        Raw materials and supplies                         2,236       2,483
        Work in process and finished goods                   211         538
      Prepaid and refundable income taxes                  7,484       7,369
      Prepaid expenses                                     5,457       3,870
                                                        --------    --------
                                                         155,046     187,038
                                                        --------    --------

    Property, Plant, and Equipment, at Cost              135,422     132,332
      Less: Accumulated depreciation and amortization     48,903      48,766
                                                        --------    --------
                                                          86,519      83,566
                                                        --------    --------
    Long-term Held-to-maturity Investments, at
      Amortized Cost (quoted market value of $13,142
      in fiscal 1997)                                          -      13,086
                                                        --------    --------
    Other Assets                                          20,344      17,308
                                                        --------    --------
    Cost in Excess of Net Assets of Acquired Companies
      (Note 2)                                            95,550      92,786
                                                        --------    --------
                                                        $357,459    $393,784
                                                        ========    ========


                                        2PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                        June 28,  March 29,
    (In thousands except share amounts)                     1997       1997
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations (includes $38,000
        due to parent company in fiscal 1997)           $ 44,351   $ 67,495
      Accounts payable                                    13,735     12,292
      Accrued payroll and employee benefits               11,363     12,182
      Billings in excess of revenues earned                5,306      4,319
      Other accrued expenses                               9,651     10,509
      Due to parent company                                2,843      2,926
                                                        --------   --------
                                                          87,249    109,723
                                                        --------   --------
    Deferred Income Taxes                                  5,297      5,297
                                                        --------   --------
    Other Deferred Items                                   1,009        893
                                                        --------   --------
    Long-term Obligations:
      Subordinated convertible debentures                149,800    149,800
      Other                                                3,194     15,386
                                                        --------   --------
                                                         152,994    165,186
                                                        --------   --------
    Minority Interest                                     29,635     29,159
                                                        --------   --------
    Shareholders' Investment:
      Common stock, $.10 par value, 75,000,000 shares
        authorized; 18,304,424 shares issued in fiscal
        1998 and 1997                                      1,830      1,830
      Capital in excess of par value                      62,426     62,610
      Retained earnings                                   25,378     24,046
      Treasury stock at cost, 737,596 and 417,696 shares  (6,937)    (3,941)
      Cumulative translation adjustment                   (1,431)    (1,026)
      Net unrealized gain on available-for-sale
        investments                                            9          7
                                                        --------   --------
                                                          81,275     83,526
                                                        --------   --------
                                                        $357,459   $393,784
                                                        ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     June 28,      June 29,
    (In thousands except per share amounts)              1997          1996
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                                $65,110       $61,866
      Product revenues                                  7,409         5,752
                                                      -------       -------
                                                       72,519        67,618
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of service revenues                         51,820        49,133
      Cost of product revenues                          6,131         4,718
      Selling, general, and administrative expenses     9,938         9,222
      Product and new business development expenses       222           299
                                                      -------       -------
                                                       68,111        63,372
                                                      -------       -------

    Operating Income                                    4,408         4,246

    Interest Income                                     1,403         1,630
    Interest Expense (includes $1,164 and $829 to
      parent company)                                  (3,133)       (3,108)
    Equity in Earnings of Unconsolidated Subsidiary       118           279
    Gain on Sale of Investments, Net                        -           147
    Other Income                                          204             -
                                                      -------       -------
    Income Before Provision for Income Taxes
      and Minority Interest                             3,000         3,194
    Provision for Income Taxes                          1,399         1,514
    Minority Interest Expense                             269           222
                                                      -------       -------
    Net Income                                        $ 1,332       $ 1,458
                                                      =======       =======
    Earnings per Share                                $   .08       $   .08
                                                      =======       =======
    Weighted Average Shares                            17,646        18,831
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  1,332       $  1,458
      Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
          Depreciation and amortization                 3,482          3,222
          Equity in earnings of unconsolidated
            subsidiary                                   (118)          (279)
          Minority interest expense                       269            222
          Provision for losses on accounts
            receivable                                    (49)           132
          Decrease in deferred income taxes                 -            (10)
          Gain on sale of property, plant, and
            equipment                                    (204)             -
          Gain on sale of investments, net                  -           (147)
          Other noncash expenses                          119             97
          Changes in current accounts, excluding the
            effects of acquisitions:
              Accounts receivable                      (1,748)        (1,137)
              Inventories and unbilled contract
                costs and fees                        (10,892)        (2,958)
              Other current assets                     (1,524)          (607)
              Current liabilities                         346          3,448
                                                     --------       --------
    Net cash provided by (used in) operating
      activities                                       (8,987)         3,441
                                                     --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)      (4,418)             -
      Purchases of available-for-sale investments           -        (33,977)
      Proceeds from sale and maturities of
        available-for-sale investments                 10,264         12,897
      Purchases of property, plant, and equipment      (5,032)        (4,452)
      Proceeds from sale of property, plant, and
        equipment                                         391            134
      Purchase of other assets                            (88)          (489)
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                     $  1,117       $(25,887)
                                                     --------       --------


                                        5PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures                       $      -       $112,398
      Repayment of notes payable to parent
        company                                       (38,000)       (50,000)
      Proceeds from issuance of Company and
        subsidiary common stock                           198            242
      Repurchase of Company and subsidiaries
        common stock                                   (5,866)             -
      Metal Treating, Inc. transfer to parent
        company                                             -           (113)
      Other                                              (316)           (42)
                                                     --------       --------
    Net cash provided by (used in) financing
      activities                                      (43,984)        62,485
                                                     --------       --------
    Exchange Rate Effect on Cash                           (9)            (8)
                                                     --------       --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     (51,863)        40,031
    Cash and Cash Equivalents at Beginning
      of Period                                        63,172         31,182
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 11,309       $ 71,213
                                                     ========       ========
    Noncash Activities:
      Fair value of assets of acquired companies     $  8,765       $      -
      Cash paid for acquired companies                 (6,300)             -
                                                     --------       --------
        Liabilities assumed of acquired companies    $  2,465       $      -
                                                     ========       ========
      Conversions of subordinated convertible
        debentures                                   $      -       $  4,800


    The accompanying notes are an integral part of these consolidated financial statements.




                                        6PAGE

                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, and the results of operations and cash flows for the three-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of March 29, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed with the Securities and Exchange Commission.

    2.  Acquisitions

        In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers), a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The Company purchased 7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of the Company, at a price of $0.625 per share, for an aggregate cost of approximately $4.7 million. Following these transactions, the Company owns approximately 53.3% of Randers' outstanding common stock. In addition, Thermo Electron Corporation owns approximately 8.9% of Randers' outstanding common stock. Randers had revenues of $12.4 million in calendar 1996.

        In addition, during the first quarter of fiscal 1998, the Company's Thermo Remediation Inc. subsidiary made an acquisition for an aggregate purchase price of $1.6 million.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $3.1 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations.


                                        7PAGE

                              THERMO TERRATECH INC.

        The Company has also entered into a letter of intent to transfer its wholly owned engineering and consulting businesses to Randers in exchange for newly issued shares of Randers common stock. The exact price for these businesses is still under negotiation, but in no event would be less than the book value of the transferred businesses as of the closing of the transfer. The number of new shares of Randers common stock to be issued to the Company would equal the agreed price divided by $0.625.

        The transfer is subject to several conditions, including completion by Randers of its due diligence investigation, receipt of an opinion from an investment bank that the transaction is fair to Randers from a financial point of view, approval of the transaction by Randers' shareholders, and receipt of all required regulatory approvals, including continued listing of Randers' common stock on the American Stock Exchange following the transaction.

    3.  Presentation

        Certain amounts in fiscal 1997 have been reclassified to conform to the presentation in the fiscal 1998 financial statements.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company provides industrial services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory-testing, and metal-treating.

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary, through its Remediation Technologies, Inc. (ReTec) subsidiary, provides integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. In September 1996, Thermo Remediation acquired IEM Sealand Corporation (IEM Sealand), a provider of

                                        8PAGE

                              THERMO TERRATECH INC.

    construction services for the remediation of hazardous wastes under contracts with federal and state governments and other public- and private-sector clients. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. Through its TPS Technologies Inc. subsidiary, Thermo Remediation also designs and operates a network of facilities for the remediation of nonhazardous soil along the East and West coasts. Thermo Remediation's TriTechnics subsidiary, acquired in May 1997, provides comprehensive consulting and remedial services at refinery and chemical-plant sites. In addition, Thermo Remediation's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Consulting and Design - The Company's wholly owned Killam Associates subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services. In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers; Note 2), a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The Company's wholly owned Bettigole Andrews Clark & Killam Inc. and Normandeau Associates Inc. subsidiaries provide both private- and public-sector clients with a range of consulting services that address transportation planning and design, and natural resource management issues, respectively.

        Laboratory Testing - The Company's wholly owned Thermo Analytical Inc. subsidiary operates analytical laboratories that provide environmental, pharmaceutical- and food-testing services to primarily commercial clients throughout the U.S.

        Metal Treating - The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company also designs, manufactures, and installs advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan.

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Total revenues in the first quarter of fiscal 1998 increased to $72.5 million from $67.6 million in the first quarter of fiscal 1997. Revenues from remediation and recycling services increased to $30.7 million in fiscal 1998 from $27.9 million in fiscal 1997, due to the inclusion of

                                        9PAGE

                              THERMO TERRATECH INC.

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

    $6.6 million of revenues from IEM Sealand and TriTechnics, acquired in September 1996 and May 1997, respectively. Revenues from soil-remediation services decreased 31% resulting both from declines in the volume of soil processed due to overcapacity in the industry and from competitive pricing pressures. The Company expects this trend to continue for the foreseeable future. Revenues from Thermo EuroTech decreased 42%, primarily due to the sale of its J. Amerika division in the fourth quarter of fiscal 1997. Revenues from consulting and design services decreased slightly to $20.6 million in fiscal 1998 from $21.5 million in fiscal 1997. The inclusion of $2.9 million of revenues from Carlan and Randers, acquired in November 1996 and May 1997, respectively, was more than offset by a decrease in revenues due to the completion of two major contracts in fiscal 1997. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in remediation and recycling services, remained relatively unchanged at $9.4 million in fiscal 1998 and $9.3 million in fiscal 1997. Metal-treating revenues increased to $12.1 million in fiscal 1998 from $9.9 million in fiscal 1997, primarily due to an increase in demand for thermal-processing equipment at existing businesses.

        The gross profit margin remained unchanged at 20% in the first quarter of fiscal 1998 and 1997. The gross profit margin was favorably affected by a change in sales mix to higher-margin contracts in the Company's consulting and design services business. This increase was offset by a decrease in gross profit margin from remediation and recycling services primarily due to lower margins on soil processed resulting from competitive pricing pressures and lower volumes of soil processed at the Company's traditionally higher-margin soil-remediation centers. The gross profit margin from remediation and recycling services also decreased due to the inclusion of lower-margin revenues from IEM Sealand, acquired in September 1996.

        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 14% in the first quarter of fiscal 1998 and 1997.

        Interest income decreased to $1.4 million in the first quarter of fiscal 1998 from $1.6 million in the first quarter of fiscal 1997, as a result of lower average investment balances following the repurchase of Company and subsidiaries common stock, as well as the acquisition of Randers and TriTechnics (Note 2). Interest expense remained unchanged at $3.1 million in the first quarter of fiscal 1998 and 1997.

        Other income of $0.2 million in the first quarter of fiscal 1998 represents a gain on the sale of certain equipment.

        The effective tax rate was 47% in the first quarter of fiscal 1998 and 1997. The effective tax rate exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

                                       10PAGE

                              THERMO TERRATECH INC.

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

        Minority interest expense increased slightly to $0.3 million in the first quarter of fiscal 1998 from $0.2 million in the first quarter of fiscal 1997, due to net higher earnings from the Company's majority-owned subsidiaries and the addition of minority interest expense related to Randers (Note 2).

    Liquidity and Capital Resources

        Consolidated working capital decreased to $67.8 million at June 28, 1997, from $77.3 million at March 29, 1997. Cash, cash equivalents, and short-term available-for-sale investments were $19.4 million at June 28, 1997, compared with $81.6 million at March 29, 1997. Of the $19.4 million balance at June 28, 1997, $12.8 million was held by Thermo Remediation and the remainder by the Company and its wholly owned subsidiaries. In addition, at June 28, 1997, the Company had $26.5 million of short-term held-to-maturity investments, compared with $26.1 million of short- and long-term held-to-maturity investments at March 29, 1997. During the first three months of fiscal 1998, $9.0 million of cash was used in operating activities. The Company funded an $11.2 million increase in unbilled contract costs and fees primarily due to higher revenues at Thermo Remediation's IEM Sealand and ReTec businesses, the timing of billings due to contract milestones at The Killam Group, and an increase in thermal-processing equipment contracts.

        Excluding available-for-sale investments activity, the Company's investing activities in the first quarter of fiscal 1998 primarily consisted of acquisitions and capital additions. In May 1997, the Company purchased a controlling interest in Randers, a provider of design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries, for approximately $4.7 million (Note 2). In addition, in May 1997, Thermo Remediation acquired TriTechnics for approximately $1.6 million in cash (Note 2). The Company also expended $5.0 million for purchases of property, plant, and equipment in the first quarter of fiscal 1998. The Company expects to expend approximately $13.6 million on purchases of property, plant, and equipment during the remainder of fiscal 1998.

        In the first quarter of fiscal 1998, the Company's financing activities used cash of $44.0 million, primarily resulting from the repayment of a $38.0 million promissory note to Thermo Electron Corporation (Thermo Electron) and the repurchase of Company and subsidiaries common stock. The Boards of Directors of the Company and Thermo Remediation each authorized the repurchase, through August 23, 1997, and September 10, 1997, respectively, of up to $10.0 million of their own securities. Through June 28, 1997, the Company and Thermo Remediation had expended $9.9 million and $10.0 million, respectively, under these authorizations, of which $3.2 million and $1.7 million, respectively, was expended in fiscal 1998. In July 1997, Thermo Remediation's Board of Directors authorized the repurchase, through July 24, 1998, of up to an additional $5.0 million of its own securities. Any such purchases would be funded from working capital.

                                       11PAGE

                              THERMO TERRATECH INC.

        The Company has no material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. Thermo Electron has expressed its willingness to lend funds to the Company for major capital expenditures and potential acquisitions that may occur in the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.














                                       12PAGE

                              THERMO TERRATECH INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1997.

                                            THERMO TERRATECH INC.



                                            Paul F. Kelleher
                                            --------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            --------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer
                                              and Vice President


























                                       13PAGE

                              THERMO TERRATECH INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.