Form 10-Q
period 1997-09-27
THERMO TERRATECH INC
filed 1997-11-03
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------
                                    FORM 10-Q

    (mark one)

      [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at September 27, 1997
         ----------------------------   ---------------------------------
         Common Stock, $.10 par value               18,919,401
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   September 27,   March 29,
    (In thousands)                                          1997        1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $  3,271    $ 63,172
      Short-term available-for-sale investments, at
        quoted market value (amortized cost of $8,148
        and $18,380)                                       8,153      18,391
      Short-term held-to-maturity investments, at
        amortized cost (quoted market value of
        $27,260 and $13,238)                              27,075      12,971
      Accounts receivable, less allowances of $3,674
        and $3,838                                        62,750      49,191
      Unbilled contract costs and fees                    38,285      29,053
      Inventories:
        Raw materials and supplies                         2,325       2,483
        Work in process and finished goods                   574         538
      Prepaid and refundable income taxes                  7,484       7,369
      Prepaid expenses                                     4,704       3,870
                                                        --------    --------
                                                         154,621     187,038
                                                        --------    --------

    Property, Plant, and Equipment, at Cost              139,512     132,332
      Less: Accumulated depreciation and amortization     50,682      48,766
                                                        --------    --------
                                                          88,830      83,566
                                                        --------    --------

    Long-term Held-to-maturity Investments, at
      Amortized Cost (quoted market value of $13,142
      in fiscal 1997)                                          -      13,086
                                                        --------    --------
    Other Assets                                          20,731      17,308
                                                        --------    --------
    Cost in Excess of Net Assets of Acquired Companies
      (Note 2)                                           100,101      92,786
                                                        --------    --------
                                                        $364,283    $393,784
                                                        ========    ========


                                        2PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   September 27,  March 29,
    (In thousands except share amounts)                     1997       1997
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations (includes $38,000
        due to parent company in fiscal 1997)           $ 33,218   $ 67,495
      Accounts payable                                    15,878     12,292
      Accrued payroll and employee benefits               11,222     12,182
      Billings in excess of revenues earned                2,348      4,319
      Other accrued expenses                              10,878     10,509
      Due to parent company                                3,283      2,926
                                                        --------   --------
                                                          76,827    109,723
                                                        --------   --------
    Deferred Income Taxes                                  5,297      5,297
                                                        --------   --------
    Other Deferred Items                                     912        893
                                                        --------   --------
    Long-term Obligations:
      Subordinated convertible debentures                149,800    149,800
      Other                                                2,042     15,386
                                                        --------   --------
                                                         151,842    165,186
                                                        --------   --------
    Minority Interest                                     32,903     29,159
                                                        --------   --------

    Shareholders' Investment:
      Common stock, $.10 par value, 75,000,000 shares
        authorized; 19,583,773 and 18,304,424 shares
        issued                                             1,958      1,830
      Capital in excess of par value                      75,417     62,610
      Retained earnings                                   26,945     24,046
      Treasury stock at cost, 664,372 and 417,696 shares  (6,253)    (3,941)
      Cumulative translation adjustment                   (1,568)    (1,026)
      Net unrealized gain on available-for-sale
        investments                                            3          7
                                                        --------   --------
                                                          96,502     83,526
                                                        --------   --------

                                                        $364,283   $393,784
                                                        ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                                ----------------------------

                                                September 27, September 28,
    (In thousands except per share amounts)              1997          1996
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                                $71,240       $61,121
      Product revenues (Note 4)                         9,921         6,148
                                                      -------       -------
                                                       81,161        67,269
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of service revenues                         57,072        50,339
      Cost of product revenues                          8,604         4,902
      Selling, general, and administrative expenses    10,306        10,383
      Product and new business development expenses       213           275
                                                      -------       -------
                                                       76,195        65,899
                                                      -------       -------

    Operating Income                                    4,966         1,370

    Interest Income                                       793         2,017
    Interest Expense (includes $553 to parent company
      in fiscal 1997)                                  (2,566)       (3,462)
    Equity in Earnings of Unconsolidated Subsidiary
      (Note 4)                                             56           280
    Gain on Issuance of Stock by Subsidiary                 -         1,475
    Gain on Sale of Investments, Net                        -            19
    Other Income                                            -            47
                                                      -------       -------
    Income Before Provision for Income Taxes
      and Minority Interest                             3,249         1,746
    Provision for Income Taxes                          1,512           207
    Minority Interest Expense                             170            89
                                                      -------       -------
    Net Income                                        $ 1,567       $ 1,450
                                                      =======       =======
    Earnings per Share                                $   .08       $   .08
                                                      =======       =======
    Weighted Average Shares                            18,989        18,848
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Six Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                               $136,350       $122,987
      Product revenues (Note 4)                        17,330         11,900
                                                     --------       --------
                                                      153,680        134,887
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of service revenues                        108,892         99,472
      Cost of product revenues                         14,735          9,620
      Selling, general, and administrative expenses    20,244         19,605
      Product and new business development expenses       435            574
                                                     --------       --------
                                                      144,306        129,271
                                                     --------       --------

    Operating Income                                    9,374          5,616

    Interest Income                                     2,196          3,647
    Interest Expense (includes $447 and $1,382 to
      parent company)                                  (5,699)        (6,570)
    Equity in Earnings of Unconsolidated Subsidiary
      (Note 4)                                            174            559
    Gain on Issuance of Stock by Subsidiary                 -          1,475
    Gain on Sale of Investments, Net                        -            166
    Other Income                                          204             47
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest                             6,249          4,940
    Provision for Income Taxes                          2,911          1,721
    Minority Interest Expense                             439            311
                                                     --------       --------
    Net Income                                       $  2,899       $  2,908
                                                     ========       ========
    Earnings per Share                               $    .16       $    .15
                                                     ========       ========
    Weighted Average Shares                            18,025         18,839
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                ----------------------------
                                               September 27,   September 28,
    (In thousands)                                      1997            1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $ 2,899        $  2,908
      Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
          Depreciation and amortization                7,107           6,523
          Equity in earnings of unconsolidated
            subsidiary (Note 4)                         (174)           (559)
          Minority interest expense                      439             311
          Provision for losses on accounts
            receivable                                   223             388
          Decrease in deferred income taxes                -             (22)
          Gain on issuance of stock by
            subsidiary                                     -          (1,475)
          Gain on sale of property, plant, and
            equipment                                   (204)              -
          Gain on sale of investments, net                 -            (166)
          Other noncash (income) expense                  38             (87)
          Changes in current accounts, excluding the
            effects of acquisitions:
              Accounts receivable                    (11,404)         (5,850)
              Inventories and unbilled contract
                costs and fees                        (9,142)         (3,423)
              Other current assets                      (663)         (1,153)
              Current liabilities                      1,091           5,997
                                                     -------        --------
    Net cash provided by (used in) operating
      activities                                      (9,790)          3,392
                                                     -------        --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)     (5,546)         (1,681)
      Purchases of available-for-sale investments          -         (39,027)
      Proceeds from sale and maturities of
        available-for-sale investments                10,232          19,915
      Purchases of property, plant, and equipment     (9,654)         (8,262)
      Proceeds from sale of property, plant, and
        equipment                                        458             393
      Purchase of other assets                          (724)           (413)
                                                     -------        --------
    Net cash used in investing activities            $(5,234)       $(29,075)
                                                     -------        --------

                                        6PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                     Six Months Ended
                                               ----------------------------
                                               September 27, September 28,
    (In thousands)                                      1997          1996
    -----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures                       $     -      $112,429
      Repayment of notes payable to parent
        company                                      (38,000)      (50,000)
      Proceeds from issuance of Company and
        subsidiary common stock                          758         4,720
      Repurchase of Company and subsidiaries'
        common stock                                  (6,622)       (1,865)
      Repurchase of subordinated convertible
        debentures                                         -        (1,078)
      Issuance of short-term obligations                   -           560
      Repayment of debt                                 (392)         (901)
      Dividends paid by subsidiary to minority
        shareholders                                    (354)         (450)
      Other                                             (274)         (178)
                                                     -------      --------
    Net cash provided by (used in) financing
      activities                                     (44,884)       63,237
                                                     -------      --------
    Exchange Rate Effect on Cash                           7            (3)
                                                     -------      --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                    (59,901)       37,551
    Cash and Cash Equivalents at Beginning
      of Period                                       63,172        31,182
                                                     -------      --------
    Cash and Cash Equivalents at End of Period       $ 3,271      $ 68,733
                                                     =======      ========
    Noncash Activities:
      Fair value of assets of acquired companies     $16,977      $  6,476
      Cash paid for acquired companies                (7,465)       (1,705)
      Issuance of subsidiary common stock for
        acquired company                              (2,400)       (2,006)
                                                     -------      --------
        Liabilities assumed of acquired companies    $ 7,112      $  2,765
                                                     =======      ========
      Conversions of subordinated convertible
        debentures                                   $13,220      $  4,800
                                                     =======      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, and the results of operations and cash flows for the three- and six-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The Company purchased 7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of the Company, at a price of $0.625 per share, for an aggregate cost of approximately $4,700,000. Following these transactions, the Company owns approximately 53.3% of Randers' outstanding common stock. In addition, Thermo Electron Corporation (Thermo Electron) owns approximately 8.9% of Randers' outstanding common stock. Randers had revenues of $12,401,000 in calendar 1996.

        The Company has also entered into a definitive agreement to transfer to Randers, The Killam Group, Inc. (The Killam Group), its wholly owned engineering and consulting businesses, in exchange for newly issued shares of Randers' common stock. The exact price for these businesses will be equal to the book value of the transferred businesses as of the closing date of the transfer. The number of new shares of Randers common stock to be issued to the Company will equal such book value divided by $0.625. Based on the unaudited net book value of The Killam Group as of September 27, 1997, which was $67,150,000, Randers would issue 107,439,213 new shares of its common stock to the Company. Upon such issuance, the Company and Thermo Electron would own approximately 94.6% and 1.03%, respectively, of Randers' outstanding common stock.

                                        8PAGE

                              THERMO TERRATECH INC.

        The transfer is subject to approval of the transaction by Randers' shareholders and continued listing of Randers' common stock on the American Stock Exchange following the transaction. However, because the Company currently owns approximately 53.3% of Randers' outstanding common stock, approval by Randers' shareholders is assured.

        In addition, during the first six months of fiscal 1998, the Company's Thermo Remediation Inc. (Thermo Remediation) subsidiary made acquisitions for an aggregate purchase price of $2,765,000 in cash and 374,507 shares of Thermo Remediation's common stock, valued at $2,400,000.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $8,350,000, which is being amortized over lives ranging from 20 to 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations.

    3.  Presentation

        Certain amounts in fiscal 1997 have been reclassified to conform to the presentation in the fiscal 1998 financial statements.

    4.  Subsequent Events

        On October 6, 1997, Thermo Remediation sold its 50% limited-liability interest in RETEC/TETRA L.C. to TETRA Thermal, Inc. for $8,825,000 in cash, subject to post-closing adjustments. The Company realized a gain of approximately $1,300,000, net of tax and minority interest, on the sale.

        On October 10, 1997, the Company sold substantially all of the assets of its Holcroft Division, excluding certain accounts receivable, to Holcroft L.L.C., an affiliate of Madison Capital Partners. The sale price for the transferred assets consisted of $11,417,000 in cash, including $520,000 withheld by Holcroft L.L.C. pending a post-closing adjustment, two promissory notes for principal amounts of $2,218,000 and $663,000, respectively, issued by Holcroft L.L.C. to the Company, and the assumption by Holcroft L.L.C. of certain liabilities of the Holcroft Division. The sale price is subject to a post-closing adjustment, which would reduce the sale price by an amount not to exceed $520,000, based on a final determination of the net book value of the transferred assets as of September 27, 1997. Pending resolution of the post-closing adjustment, the Company expects to realize a gain on the sale.

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

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary, through its Remediation Technologies, Inc. (ReTec) subsidiary, provides integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. ReTec's TriTechnics subsidiary, acquired in May 1997, provides comprehensive consulting and remedial services at refinery and chemical-plant sites. ReTec's RPM Systems subsidiary, acquired in September 1997, provides consulting services in the areas of environmental-management, planning, and information-technology. In September 1996, Thermo Remediation acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes under contracts with federal and state governments and other public- and private-sector clients. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. Through its TPS Technologies Inc. subsidiary, Thermo Remediation also designs and operates a network of facilities for the remediation of nonhazardous soil. In addition, Thermo Remediation's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial oils. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Consulting and Design - In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers; Note 2), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and

                                       10PAGE

                              THERMO TERRATECH INC.

    chemical-processing industries. In September 1997, the Company transferred to Randers, The Killam Group, Inc., its wholly owned engineering and consulting business, in exchange for newly issued shares of Randers' common stock (Note 2). The Company's Killam Associates subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's Bettigole Andrews Clark & Killam Inc. subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services. The Company's wholly owned Normandeau Associates Inc. subsidiary provides consulting services that address natural resource management issues.

        Laboratory Testing - The Company's wholly owned Thermo Analytical Inc. subsidiary operates analytical laboratories that provide environmental and pharmaceutical- and food-testing services to primarily commercial clients throughout the U.S.

        Metal Treating - The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company also designed, manufactured, and installed advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan, until the sale of this business in October 1997 (Note 4).

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997

        Total revenues in the second quarter of fiscal 1998 increased 21% to $81.2 million from $67.3 million in the second quarter of fiscal 1997. Revenues from remediation and recycling services increased to $37.0 million in fiscal 1998 from $30.8 million in fiscal 1997, due to the inclusion of $7.2 million of revenues from acquired businesses. Revenues from soil-remediation services decreased 31% primarily due to a decline in the volume of soil processed due to overcapacity in the industry. The Company expects this trend to continue for the foreseeable future. Revenues from Thermo EuroTech increased 17% to $3.4 million, primarily due to increased revenues relating to contracts to process oil-based muds and perform soil-remediation services overseas. These increases were offset in part by a decrease in revenues due to the sale of Thermo EuroTech's J. Amerika division in the fourth quarter of fiscal 1997. Revenues from consulting and design services increased to $21.4 million in fiscal 1998 from $18.7 million in fiscal 1997. The inclusion of an aggregate of $4.5 million of revenues from Carlan and Randers, acquired in November 1996 and May 1997, respectively, was offset in part by a decrease in revenues due to the completion of two major contracts in fiscal 1997. Revenues from laboratory-testing services, excluding

                                       11PAGE

                              THERMO TERRATECH INC.

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997 (continued)

    radiochemistry laboratory services included in remediation and recycling services, increased slightly to $9.0 million in fiscal 1998 from $8.3 million in fiscal 1997. Metal-treating revenues increased to $14.5 million in fiscal 1998 from $10.2 million in fiscal 1997, primarily due to an increase in demand for thermal-processing equipment and services at existing businesses. The Company sold its thermal-processing equipment business in October 1997 (Note 4).

        The gross profit margin increased slightly to 19% in the second quarter of fiscal 1998 from 18% in the second quarter of 1997. This improvement is primarily due to a lower gross profit margin for laboratory-testing services in the second quarter of fiscal 1997 as a result of costs incurred related to efforts to eliminate redundant capabilities at regional laboratories.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 13% in the second quarter of fiscal 1998 from 15% in the second quarter of fiscal 1997, primarily due to efficiencies associated with an increase in revenues.

        Interest income decreased to $0.8 million in the second quarter of fiscal 1998 from $2.0 million in the second quarter of fiscal 1997, as a result of lower average investment balances following the repayment of a promissory note to Thermo Electron, the repurchase of Company and subsidiary common stock, as well as the acquisition of Randers (Note 2) and the funding of increases in accounts receivable and unbilled contract costs and fees. Interest expense decreased to $2.6 million in the second quarter of fiscal 1998 from $3.5 million in the second quarter of fiscal 1997, primarily due to the repayment of a promissory note to Thermo Electron.

        The effective tax rates were 47% and 12% in the second quarter of fiscal 1998 and 1997, respectively. The effective tax rate in fiscal 1998 exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate in fiscal 1997 was lower than the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary, offset in part by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

        Minority interest expense increased slightly to $0.2 million in the second quarter of fiscal 1998 from $0.1 million in the second quarter of fiscal 1997, primarily due to the inclusion of minority interest expense associated with Randers (Note 2).

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997

        Total revenues in the first six months of fiscal 1998 increased 14% to $153.7 million from $134.9 million in the first six months of fiscal 1997. Revenues from remediation and recycling services increased to $67.8
                                       12PAGE

                              THERMO TERRATECH INC.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997 (continued)

    million in fiscal 1998 from $58.7 million in fiscal 1997, due to the inclusion of $13.8 million of revenues from acquired businesses. Revenues from soil-remediation services decreased 32% as a result of declines in the volume of soil processed due to overcapacity in the industry and competitive pricing pressures. Revenues from Thermo EuroTech decreased 18% to $5.9 million, primarily due to the sale of its J. Amerika division in the fourth quarter of fiscal 1997, offset in part by increased revenues relating to contracts to process oil-based muds and perform soil-remediation services overseas. Revenues from consulting and design services increased to $42.0 million in fiscal 1998 from $40.2 million in fiscal 1997. The inclusion of an aggregate of $7.4 million of revenues from Carlan and Randers, acquired in November 1996 and May 1997, respectively, was offset in part by a decrease in revenues due to the completion of two major contracts in fiscal 1997. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in remediation and recycling services, increased slightly to $18.4 million in fiscal 1998 from $17.6 million in fiscal 1997. Metal-treating revenues increased to $26.6 million in fiscal 1998 from $20.1 million in fiscal 1997, primarily due to an increase in demand for thermal-processing equipment and services at existing businesses.

        The gross profit margin increased slightly to 20% in the first six months of fiscal 1998 from 19% in the first six months of fiscal 1997, primarily due to the reason discussed in the results of operations for the second quarter.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 13% in the first six months of fiscal 1998 from 15% in the first six months of fiscal 1997, primarily due to the reason discussed in the results of operations for the second quarter.

        Interest income decreased to $2.2 million in the first six months of fiscal 1998 from $3.6 million in the first six months of fiscal 1997. Interest expense decreased to $5.7 million in the first six months of fiscal 1998 from $6.6 million in the first six months of fiscal 1997. The decreases in interest income and expense are primarily due to the reasons discussed in the results of operations for the second quarter.

        The effective tax rates were 47% and 35% in the first six months of fiscal 1998 and 1997, respectively. The effective tax rate in fiscal 1998 exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate in the first six months of fiscal 1997 equals the statutory federal income tax rate primarily due to the nontaxable gain on issuance of stock by subsidiary, offset by nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

        Minority interest expense increased slightly to $0.4 million in the first six months of fiscal 1998 from $0.3 million in the first six months of fiscal 1997, primarily due to the inclusion of minority interest expense associated with Randers (Note 2).
                                       13PAGE

                              THERMO TERRATECH INC.

    Liquidity and Capital Resources

        Consolidated working capital was $77.8 million at September 27, 1997, compared with $77.3 million at March 29, 1997. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $11.4 million at September 27, 1997, compared with $81.6 million at March 29, 1997. Of the $11.4 million balance at September 27, 1997, $5.1 million was held by Thermo Remediation, $2.5 million by Randers, and the remainder by the Company and its wholly owned subsidiaries. In addition, at September 27, 1997, the Company had $27.1 million of short-term held-to-maturity investments, compared with $26.1 million of short- and long-term held-to-maturity investments at March 29, 1997. During the first six months of fiscal 1998, $9.8 million of cash was used in operating activities. The Company funded increases of $11.4 million and $9.1 million in accounts receivable and unbilled contract costs and fees, respectively. The increase in accounts receivable and unbilled contract costs and fees was primarily due to Thermo Remediation's IEM Sealand business moving its offices, which resulted in a delay in billings and pursuit of collections on IEM Sealand's contracts and accounts receivable, respectively. The move was completed in October 1997, and the Company expects to improve its cash flow from operating activities in the third quarter of fiscal 1998. In addition, accounts receivable increased due to an increase in amounts due under a state government contract in the consulting and design group, which has subsequently been paid. The increase in unbilled contract costs and fees was also attributable to an increase in thermal-processing equipment contracts and the timing of billings of contracts within the consulting and design group.

        Excluding available-for-sale investments activity, the Company's investing activities in the first six months of fiscal 1998 primarily consisted of acquisitions and capital additions. In May 1997, the Company purchased a controlling interest in Randers, a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries, for approximately $4.7 million (Note 2). In addition, Thermo Remediation made acquisitions for an aggregate purchase price of $2.8 million in cash and 374,507 shares of Thermo Remediation's common stock, valued at $2.4 million (Note 2). The Company expended $9.7 million for purchases of property, plant, and equipment in the first six months of fiscal 1998. The Company expects to expend approximately $12.0 million on purchases of property, plant, and equipment during the remainder of fiscal 1998, including $4.0 million related to a new building at the Company's Lancaster Laboratories subsidiary.

        In October 1997, Thermo Remediation sold its 50% limited-liability interest in RETEC/TETRA L.C. for $8.8 million in cash (Note 4) and the Company sold substantially all of the assets of its Holcroft Division, excluding certain accounts receivable, for a total purchase price of $14.3 million in cash and notes, plus the assumption of certain liabilities of the Holcroft Division by the purchaser (Note 4).

        In the first six months of fiscal 1998, the Company's financing activities used cash of $44.9 million, primarily resulting from the

                                       14PAGE

                              THERMO TERRATECH INC.

    repayment of a $38.0 million promissory note to Thermo Electron in the first quarter of fiscal 1998, and the repurchase of Company and subsidiary common stock. The Board of Directors of the Company authorized the repurchase, through August 23, 1997, of up to $10.0 million of its own securities. The Board of Directors of Thermo Remediation, through a series of actions commencing in September 1996, authorized the repurchase, through various dates ending in July 1998, of up to $15.0 million of its own securities. Through September 27, 1997, the Company and Thermo Remediation had expended $10.0 million and $10.8 million, respectively, under these authorizations, of which $3.3 million and $2.5 million, respectively, was expended in fiscal 1998. Any such purchases are funded from working capital.

        The Company has no material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. Thermo Electron has expressed its willingness to lend funds to the Company for potential acquisitions and major capital expenditures that may occur in the foreseeable future.

    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On September 24, 1997, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to one-year terms expiring in 1998. The directors reelected at the meeting were: John P. Appleton, John N. Hatsopoulos, Brian D. Holt, Donald E. Noble, William A. Rainville, and Polyvios C. Vintiadis. Dr. Appleton received 16,209,584 shares voted in favor of election and 13,828 shares voted against; Mr. Hatsopoulos received 16,214,935 shares voted in favor of election and 8,477 shares voted against; Messrs. Holt, Noble, and Vintiadis each received 16,214,954 shares voted in favor of election and 8,458 shares voted against; and Mr. Rainville received 16,214,951 shares voted in favor of election and 8,461 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to extend the term of the Company's employees' stock purchase plan to November 2, 2005, as follows:
    16,206,160 shares voted in favor of the proposal, 6,888 shares voted against, and 10,364 abstained. No broker nonvotes were recorded on the proposal.



                                       15PAGE

                              THERMO TERRATECH INC.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On October 21, 1997, the Company filed a Current Report on Form 8-K dated October 6, 1997, pertaining to the sale by Thermo Remediation of its investment in RETEC/TETRA L.C.

        On October 24, 1997, the Company filed a Current Report on Form 8-K dated October 10, 1997, pertaining to the sale of its Holcroft Division.











                                       16PAGE

                              THERMO TERRATECH INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of November 1997.

                                            THERMO TERRATECH INC.



                                            Paul F. Kelleher
                                            ------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer
                                              and Vice President










                                       17PAGE

                              THERMO TERRATECH INC.

                                 EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit
   ------------------------------------------------------------------------
     2.1     Purchase and Sale Agreement executed October 6, 1997, by and among Remediation Technologies, Inc., RETEC Thermal, Inc.,
             TETRA Thermal, Inc., and TETRA Technologies, Inc. (filed on
             October 21, 1997, as Exhibit 2.1 to Thermo Remediation Inc.'s
             Current Report on Form 8-K dated October 6, 1997 [File No.
             1-12636] and incorporated herein by reference.)

     2.2 Assignment and Assumption Agreement executed October 6, 1997, by and among Remediation Technologies, Inc., RETEC Thermal, Inc., TETRA Thermal, Inc., and TETRA Technologies, Inc. (filed on October 21, 1997, as Exhibit 2.2 to Thermo Remediation Inc.'s Current Report on Form 8-K dated October 6, 1997 [File No. 1-12636] and incorporated herein by reference.)

      2.3 Asset Purchase Agreement dated as of October 10, 1997, between the Company and Holcroft L.L.C. (filed on October 24, 1997, as
             Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 6, 1997 [File No. 1-9549] and incorporated herein by reference.)

      2.4 $2,218,000.00 Principal Promissory Note issued by Holcroft L.L.C. to the Company (filed on October 24, 1997, as Exhibit
             2.2 to the Company's Current Report on Form 8-K dated October 6, 1997 [File No. 1-9549] and incorporated herein by reference.)

      2.5 $663,117.82 Principal Promissory Note issued by Holcroft L.L.C. to the Company (filed on October 24, 1997, as Exhibit 2.3 to the Company's Current Report on Form 8-K dated October 6, 1997 [File No. 1-9549] and incorporated herein by reference.)

      2.6 Subordination Agreement dated as of October 10, 1997, between the Company and Comerica Bank (filed on October 24, 1997, as
             Exhibit 2.4 to the Company's Current Report on Form 8-K dated October 6, 1997 [File No. 1-9549] and incorporated herein by reference.)

      2.7 Second Amendment to Sublease dated as of October 10, 1997, between the Company and TMO, Inc. (filed on October 24, 1997, as Exhibit 2.5 to the Company's Current Report on Form 8-K dated October 6, 1997 [File No. 1-9549] and incorporated herein by reference.)

                                       18PAGE

                              THERMO TERRATECH INC.

                                 EXHIBIT INDEX

   Exhibit
   Number    Description of Exhibit
   ------------------------------------------------------------------------
      2.8    Sublease dated as of October 10, 1997, between the Company and
             Holcroft L.L.C. (filed on October 24, 1997, as Exhibit 2.6 to the Company's Current Report on Form 8-K dated October 6, 1997
             [File No. 1-9549] and incorporated herein by reference.)


     11      Statement re: Computation of Earnings per Share.

     27      Financial Data Schedule.