Form 10-Q
period 1998-01-03
THERMO TERRATECH INC
filed 1998-02-06
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  --------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
           January 3, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
           days. Yes [ X ] No [   ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class               Outstanding at January 30, 1998
         ----------------------------   -------------------------------
         Common Stock, $.10 par value              19,532,585
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      January 3,   March 29,
    (In thousands)                                          1998        1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $ 25,887    $ 63,172
      Short-term available-for-sale investments, at
        quoted market value (amortized cost of $6,076
        and $18,380)                                       6,065      18,391
      Short-term held-to-maturity investments, at
        amortized cost (quoted market value of
        $27,623 and $13,238)                              27,501      12,971
      Accounts receivable, less allowances of $3,721
        and $3,838                                        64,615      49,191
      Unbilled contract costs and fees                    18,766      29,053
      Inventories                                          1,259       3,021
      Prepaid and refundable income taxes                  7,748       7,369
      Prepaid expenses                                     4,804       3,870
                                                        --------    --------
                                                         156,645     187,038
                                                        --------    --------

    Property, Plant, and Equipment, at Cost              136,068     132,332
      Less: Accumulated depreciation and amortization     48,142      48,766
                                                        --------    --------
                                                          87,926      83,566
                                                        --------    --------

    Long-term Held-to-maturity Investments, at
      Amortized Cost (quoted market value of $13,142
      in fiscal 1997)                                          -      13,086
                                                        --------    --------
    Other Assets (Note 3)                                 19,621      17,308
                                                        --------    --------
    Cost in Excess of Net Assets of Acquired Companies
      (Note 2)                                           105,183      92,786
                                                        --------    --------
                                                        $369,375    $393,784
                                                        ========    ========

                                        2PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      January 3, March 29,
    (In thousands except share amounts)                     1998      1997
    ----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations (includes $38,000
        due to parent company in fiscal 1997)           $ 33,473  $ 67,495
      Accounts payable                                    19,846    12,292
      Accrued payroll and employee benefits               10,906    12,182
      Billings in excess of revenues earned                1,518     4,319
      Other accrued expenses                              11,707    10,509
      Due to parent company                                1,554     2,926
                                                        --------  --------
                                                          79,004   109,723
                                                        --------  --------
    Deferred Income Taxes                                  5,297     5,297
                                                        --------  --------
    Other Deferred Items                                     895       893
                                                        --------  --------
    Long-term Obligations:
      Subordinated convertible debentures                149,800   149,800
      Other                                                2,753    15,386
                                                        --------  --------
                                                         152,553   165,186
                                                        --------  --------
    Minority Interest                                     33,564    29,159
                                                        --------  --------
    Shareholders' Investment:
      Common stock, $.10 par value, 75,000,000 shares
        authorized; 19,583,773 and 18,304,424 shares
        issued                                             1,958     1,830
      Capital in excess of par value                      69,849    62,610
      Retained earnings                                   28,601    24,046
      Treasury stock at cost, 54,688 and 417,696 shares     (515)   (3,941)
      Cumulative translation adjustment                   (1,824)   (1,026)
      Net unrealized gain (loss) on available-for-sale
        investments                                           (7)        7
                                                        --------  --------
                                                          98,062    83,526
                                                        --------  --------
                                                        $369,375  $393,784
                                                        ========  ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                               ---------------------------
                                               January 3,     December 28,
    (In thousands except per share amounts)          1998             1996
    ----------------------------------------------------------------------
    Revenues:
      Service revenues                            $73,875          $68,417
      Product revenues (Note 3)                         -            7,281
                                                  -------          -------
                                                   73,875           75,698
                                                  -------          -------
    Costs and Operating Expenses:
      Cost of service revenues                     59,874           55,968
      Cost of product revenues                          -            6,217
      Selling, general, and administrative
        expenses                                   10,865            9,956
      Product and new business development
        expenses                                      209              239
                                                  -------          -------
                                                   70,948           72,380
                                                  -------          -------
    Operating Income                                2,927            3,318

    Interest Income                                   999            1,795
    Interest Expense (includes $554 to parent
      company in fiscal 1997)                      (2,672)          (3,090)
    Gain on Sale of Businesses, Net (Note 3)        2,975                -
    Equity in Earnings of Unconsolidated
      Subsidiary                                        -              118
    Gain on Sale of Investments, Net                    -               31
    Other Income                                        -              159
                                                  -------          -------
    Income Before Provision for Income Taxes
      and Minority Interest                         4,229            2,331
    Provision for Income Taxes                      2,004            1,321
    Minority Interest Expense                         569              108
                                                  -------          -------
    Net Income                                    $ 1,656          $   902
                                                  =======          =======
    Earnings per Share (Note 4):
      Basic                                       $   .09          $   .05
                                                  =======          =======
      Diluted                                     $   .08          $   .05
                                                  =======          =======
    Weighted Average Shares (Note 4):
      Basic                                        19,218           18,231
                                                  =======          =======
      Diluted                                      19,268           18,716
                                                  =======          =======

    The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                      Nine Months Ended
                                                ----------------------------
                                                January 3,      December 28,
    (In thousands except per share amounts)           1998              1996
    ------------------------------------------------------------------------
    Revenues:
      Service revenues                            $210,225          $191,404
      Product revenues (Note 3)                     17,330            19,181
                                                  --------          --------
                                                   227,555           210,585
                                                  --------          --------
    Costs and Operating Expenses:
      Cost of service revenues                     168,766           155,440
      Cost of product revenues                      14,735            15,837
      Selling, general, and administrative
        expenses                                    31,109            29,561
      Product and new business development
        expenses                                       644               813
                                                  --------          --------
                                                   215,254           201,651
                                                  --------          --------
    Operating Income                                12,301             8,934

    Interest Income                                  3,195             5,442
    Interest Expense (includes $447 and $1,936 to
      parent company)                               (8,371)           (9,660)
    Gain on Sale of Businesses, Net (Note 3)         2,975                 -
    Equity in Earnings of Unconsolidated
      Subsidiary (Note 3)                              174               677
    Gain on Issuance of Stock by Subsidiary              -             1,475
    Gain on Sale of Investments, Net                     -               197
    Other Income                                       204               206
                                                  --------          --------
    Income Before Provision for Income Taxes
      and Minority Interest                         10,478             7,271
    Provision for Income Taxes                       4,915             3,042
    Minority Interest Expense                        1,008               419
                                                  --------          --------
    Net Income                                    $  4,555          $  3,810
                                                  ========          ========
    Earnings per Share (Note 4):
      Basic                                       $    .25          $    .21
                                                  ========          ========
      Diluted                                     $    .24          $    .20
                                                  ========          ========
    Weighted Average Shares (Note 4):
      Basic                                         18,423            18,112
                                                  ========          ========
      Diluted                                       18,791            18,798
                                                  ========          ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Nine Months Ended
                                                ----------------------------
                                                January 3,      December 28,
    (In thousands)                                    1998              1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                  $  4,555          $  3,810
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization             11,094             9,749
          Equity in earnings of unconsolidated
            subsidiary (Note 3)                       (174)             (677)
          Minority interest expense                  1,008               419
          Provision for losses on accounts
            receivable                                 381               490
          Decrease in deferred income taxes              -               (32)
          Gain on issuance of stock by
            subsidiary                                   -            (1,475)
          Gain on sale of businesses, net (Note 3)  (2,975)                -
          Gain on sale of property, plant,
            and equipment                             (204)                -
          Gain on sale of investments, net               -              (197)
          Other noncash (income) expense               (38)              330
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                  (16,129)           (8,361)
              Inventories and unbilled contract
                costs and fees                      (1,418)           (5,475)
              Other current assets                    (852)              (91)
              Current liabilities                    4,910             4,080
                                                  --------          --------
    Net cash provided by operating activities          158             2,570
                                                  --------          --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)   (8,419)           (4,191)
      Purchases of available-for-sale investments        -           (38,799)
      Proceeds from sale and maturities of
        available-for-sale investments              12,304            24,821
      Purchases of property, plant, and equipment  (13,578)          (12,323)
      Proceeds from sale of property, plant, and
        equipment                                    1,844               426
      Purchase of other assets                      (1,136)             (456)
      Proceeds from sale of businesses (Note 3)     19,722                 -
                                                  --------          --------
    Net cash provided by (used in) investing
      activities                                  $ 10,737          $(30,522)
                                                  --------          --------

                                        6PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                       Nine Months Ended
                                                   -----------------------
                                                   January 3, December 28,
    (In thousands)                                       1998         1996
    ----------------------------------------------------------------------
    Financing Activities:
      Net proceeds from issuance of subordinated
        convertible debentures                       $      -     $112,398
      Repayment of notes payable to parent
        company                                       (38,000)     (50,000)
      Proceeds from issuance of Company and
        subsidiary common stock                         1,140        5,095
      Repurchase of Company and subsidiaries'
        common stock                                   (7,197)      (6,606)
      Repurchase of subordinated convertible
        debentures                                       (150)      (2,878)
      Advances to subcontractor                        (2,600)           -
      Issuance of long-term notes receivable             (453)           -
      Issuance of short-term obligations                    -          803
      Repayment of debt                                  (546)        (909)
      Dividends paid by subsidiary to minority
        shareholders                                     (354)        (450)
      Other                                                 -         (266)
                                                     --------     --------
    Net cash provided by (used in) financing
      activities                                      (48,160)      57,187
                                                     --------     --------
    Exchange Rate Effect on Cash                          (20)         (67)
                                                     --------     --------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     (37,285)      29,168
    Cash and Cash Equivalents at Beginning
      of Period                                        63,172       31,182
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 25,887     $ 60,350
                                                     ========     ========






                                        7PAGE

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                       Nine Months Ended
                                                   -----------------------
                                                   January 3, December 28,
    (In thousands)                                       1998         1996
    ----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies     $ 21,412     $ 13,000
      Cash paid for acquired companies                (10,365)      (4,500)
      Issuance of subsidiary common stock for
        acquired companies                             (2,850)      (2,006)
      Issuance of short- and long-term
        obligations for acquired company                    -       (2,265)
                                                     --------     --------
          Liabilities assumed of acquired companies  $  8,197     $  4,229
                                                     ========     ========
      Conversions of subordinated convertible
        debentures                                   $ 13,894     $  4,812
                                                     ========     ========
      Sale of real estate in exchange for note
        receivable                                   $  1,894     $      -
                                                     ========     ========

    The accompanying notes are an integral part of these consolidated financial statements.




                                        8PAGE

                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations for the three- and nine-month periods ended January 3, 1998, and December 28, 1996, and the cash flows for the nine-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ended January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively, and its results of operations for the nine-month periods ended January 3, 1998, and December 28, 1996, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The Company purchased 7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of the Company, at a price of $0.625 per share, for an aggregate cost of $4,700,000. Following these transactions, the Company owns approximately 53.3% of Randers' outstanding common stock. In addition, Thermo Electron Corporation (Thermo Electron) owns approximately 8.9% of Randers' outstanding common stock. Randers had revenues of $12,401,000 in calendar 1996.

        In addition, in September 1997, the Company entered into a definitive agreement to transfer The Killam Group, Inc. (The Killam Group), its wholly owned engineering and consulting businesses, to Randers in exchange for newly issued shares of Randers' common stock. The exact price for these businesses will be equal to the net book value of the transferred businesses as of the closing date of the transfer. The number of new shares of Randers common stock to be issued to the Company will equal such book value divided by $0.625. Based on the unaudited net book
                                        9PAGE

                              THERMO TERRATECH INC.

    value of The Killam Group as of September 27, 1997, which was $67,150,000, Randers would issue 107,439,213 new shares of its common stock to the Company. Upon such issuance, the Company and Thermo Electron would own approximately 94.6% and 1.03%, respectively, of Randers' outstanding common stock.

        The transfer is subject to approval of the transaction by Randers' shareholders and continued listing of Randers' common stock on the American Stock Exchange following the transaction. However, because the Company currently owns approximately 53.3% of Randers' outstanding common stock, approval by Randers' shareholders is assured.

        In addition, during the first nine months of fiscal 1998, the Company's Thermo Remediation Inc. (Thermo Remediation) subsidiary made acquisitions for an aggregate purchase price of $5,665,000 in cash and 459,613 shares of Thermo Remediation's common stock, valued at $2,850,000.

        These acquisitions have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $11,245,000, which is being amortized over lives ranging from 20 to 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates that the final allocation of the purchase price will differ materially from the preliminary estimate. Pro forma data is not presented since these acquisitions were not material to the Company's results of operations.

    3.  Sale of Businesses

        On October 6, 1997, Thermo Remediation sold its 50% limited-liability interest in RETEC/TETRA L.C. to TETRA Thermal, Inc. for $8,825,000 in cash, subject to post-closing adjustments. The Company realized a pre-tax gain of $3,012,000 on the sale.

        On October 10, 1997, the Company sold substantially all of the assets of its Holcroft Division, its thermal-processing equipment business, excluding certain accounts receivable, to Holcroft L.L.C., an affiliate of Madison Capital Partners. The sale price for the transferred assets consisted of $10,897,000 in cash, two promissory notes for principal amounts aggregating $2,881,000, and the assumption by Holcroft L.L.C. of certain liabilities of the Holcroft Division. After recording a post-closing purchase price adjustment, the Company incurred a nominal loss on the sale.





                                       10PAGE

                              THERMO TERRATECH INC.

   4. Earnings per Share

      During the quarter ended January 3, 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated and the Company is required to report diluted earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the periods. Diluted earnings per share have been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects. Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended       Nine Months Ended
                                --------------------     -------------------
   (In thousands except           Jan. 3,   Dec. 28,      Jan. 3,   Dec. 28,
   per share amounts)                1998       1996         1998       1996
   -------------------------------------------------------------------------
   Basic
   Net income                    $  1,656   $    902     $  4,555   $  3,810
                                 --------   --------     --------   --------
   Weighted average shares         19,218     18,231        18,423    18,112
                                 --------   --------      --------  --------
   Basic earnings per share      $    .09   $    .05      $    .25  $    .21
                                 ========   ========      ========  ========
   Diluted
   Net income                    $  1,656   $    902      $  4,555  $  3,810
   Effect of majority-owned
     subsidiaries' dilutive
     securities                       (23)        (9)          (22)      (46)
                                 --------   --------      --------  --------
   Income available to common
     shareholders, as adjusted   $  1,633   $    893      $  4,533  $  3,764
                                 --------   --------      --------  --------
   Weighted average shares         19,218     18,231        18,423    18,112
   Effect of stock options             50        485           368       686
                                 --------   --------      --------  --------
   Weighted average shares,
     as adjusted                   19,268     18,716        18,791    18,798
                                 --------   --------      --------  --------
   Diluted earnings per share    $    .08   $    .05      $    .24  $    .20
                                 ========   ========      ========  ========

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain of the Company's outstanding stock options and warrants because the effect would be antidilutive. As of January 3, 1998, there were 1,533,700 of such options and warrants outstanding, with exercise prices ranging from $9.03 to $14.58 per share.

                                       11PAGE

                              THERMO TERRATECH INC.

        In addition, the computation of diluted earnings per share excludes the effect of assuming the conversion of certain of the Company's convertible obligations, because the effect would be antidilutive. As of January 3, 1998, the Company had outstanding $111,850,000 principal amount of 4 5/8% convertible debentures, convertible at $15.90 per share, that were excluded from the calculation of diluted earnings per share.

    5.  Presentation

        Certain amounts in fiscal 1997 have been reclassified to conform to the presentation in the fiscal 1998 financial statements.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company provides industrial services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory testing, and metal treating.

        Remediation and Recycling - The Company's majority-owned Thermo Remediation Inc. (Thermo Remediation) subsidiary, through its Remediation Technologies, Inc. (ReTec) subsidiary, provides integrated environmental services such as remediation of industrial sites contaminated with organic wastes and residues. ReTec's TriTechnics subsidiary, acquired in May 1997, provides comprehensive consulting and remedial services at refinery and chemical-plant sites. ReTec's RPM Systems subsidiary, acquired in September 1997, provides consulting services in the areas of environmental-management, planning, and information-technology. In September 1996, Thermo Remediation acquired IEM Sealand Corporation (IEM Sealand), a provider of construction services for the remediation of hazardous wastes under contracts with federal and state governments and other public- and private-sector clients. Through its Thermo Nutech subsidiary, Thermo Remediation provides services to remove radioactive

                                       12PAGE

                              THERMO TERRATECH INC.

    contaminants from sand, gravel, and soil, as well as health physics, radiochemistry laboratory, and radiation dosimetry services. Thermo NuTech's Benchmark Environmental Corporation subsidiary, acquired in November 1997, is a provider of nuclear-remediation and waste-management services to government agencies and private industry. Through its TPS Technologies Inc. subsidiary, Thermo Remediation also designs and operates a network of facilities for the remediation of nonhazardous soil. In addition, Thermo Remediation's Thermo Fluids subsidiary collects, tests, processes, and recycles used motor oil and other industrial fluids. The Company's majority-owned Thermo EuroTech N.V. (Thermo EuroTech) subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products.

        Consulting and Design - In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated (Randers; Note 2), a provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. In September 1997, the Company transferred The Killam Group, Inc., its wholly owned engineering and consulting businesses, to Randers, in exchange for newly issued shares of Randers' common stock (Note 2). The Company's Killam Associates subsidiary provides environmental consulting and engineering services and specializes in wastewater treatment and water resources management. The Company's Bettigole Andrews Clark & Killam Inc. subsidiary provides both private- and public-sector clients with a range of consulting services that address transportation planning and design. In November 1996, the Company acquired Carlan Consulting Group, Inc. (Carlan), a provider of transportation and environmental consulting and professional engineering and architectural services. The Company's wholly owned Normandeau Associates Inc. subsidiary provides consulting services that address natural resource management issues.

        Laboratory Testing - The Company's wholly owned Thermo Analytical Inc. subsidiary operates analytical laboratories that provide environmental-, pharmaceutical-, and food-testing services, primarily to commercial clients throughout the U.S.

        Metal Treating - The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company also designed, manufactured, and installed advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan, until the sale of this business in October 1997 (Note 3).

    Results of Operations

    Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

        Total revenues in the third quarter of fiscal 1998 were $73.9 million, compared with $75.7 million in the third quarter of fiscal 1997.

                                       13PAGE

                              THERMO TERRATECH INC.

    Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
    (continued)

    Revenues from remediation and recycling services increased to $38.3 million in fiscal 1998 from $37.7 million in fiscal 1997, primarily due to increased revenues from construction and consulting engineering services at ReTec and the inclusion of $2.6 million of revenues from acquired businesses. These increases were offset by a decrease in revenues at IEM Sealand resulting from a decline in the number of contracts in process during the third quarter of fiscal 1998. Revenues from Thermo EuroTech increased to $3.7 million in fiscal 1998 from $3.4 million in fiscal 1997, primarily due to increased revenues relating to contracts to process oil-based muds and perform soil-remediation services overseas, offset in part by a decrease in revenues due to the sale of Thermo EuroTech's J. Amerika division in the fourth quarter of fiscal 1997. Revenues from consulting and design services increased to $21.3 million in fiscal 1998 from $18.1 million in fiscal 1997. The inclusion of an aggregate of $3.8 million of revenues from Carlan and Randers, acquired in November 1996 and May 1997, respectively, was offset in part by a decrease in revenues due to the completion of a major contract in fiscal 1997. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in remediation and recycling services, increased to $10.1 million in fiscal 1998 from $9.4 million in fiscal 1997. Metal-treating revenues decreased to $4.9 million in fiscal 1998 from $11.6 million in fiscal 1997, due to the sale of the Company's thermal-processing equipment business in October 1997 (Note 3).

            The gross profit margin increased slightly to 19% in the third quarter of fiscal 1998 from 18% in the third quarter of fiscal 1997. This improvement was primarily due to a greater percentage of soil-remediation revenues earned at certain of Thermo Remediation's higher-margin soil-remediation facilities and, to a lesser extent, improved gross profit margins at Thermo EuroTech due to a shift to higher-margin contracts in fiscal 1998. These increases were offset in part by lower margins from losses on certain contracts at IEM Sealand and increased lower-margin revenues at ReTec.

        Selling, general, and administrative expenses as a percentage of revenues increased to 15% in the third quarter of fiscal 1998 from 13% in the third quarter of fiscal 1997, primarily due to higher expenses as a percentage of revenues at Randers, acquired in May 1997.

        Interest income decreased to $1.0 million in the third quarter of fiscal 1998 from $1.8 million in the third quarter of fiscal 1997, as a result of lower average investment balances following the repayment of a promissory note to Thermo Electron Corporation (Thermo Electron), the repurchase of Company and subsidiary common stock, as well as the acquisition of Randers (Note 2). These decreases were offset in part by cash received from the sale of the Company's Holcroft Division and Thermo Remediation's interest in a joint venture (Note 3). Interest expense decreased to $2.7 million in the third quarter of fiscal 1998 from $3.1 million in the third quarter of fiscal 1997, primarily due to the repayment of a promissory note to Thermo Electron and the conversion of the Company's 6 1/2% subordinated convertible debentures during fiscal 1998.
                                       14PAGE

                              THERMO TERRATECH INC.

    Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
    (continued)

        Equity in earnings of unconsolidated subsidiary represents Thermo Remediation's proportionate share of income from a joint venture. Gain on sale of businesses primarily results from Thermo Remediation's sale of its interest in this joint venture (Note 3).

        The effective tax rates were 47% and 57% in the third quarter of fiscal 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The higher effective tax rate in fiscal 1997 was due to the larger relative effect of nondeductible amortization of cost in excess of net assets of acquired companies.

        Minority interest expense increased to $0.6 million in the third quarter of fiscal 1998 from $0.1 million in the third quarter of fiscal 1997, primarily due to higher earnings from the Company's majority-owned subsidiaries and the inclusion of minority interest expense associated with Randers (Note 2).

    First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

        Total revenues in the first nine months of fiscal 1998 increased 8% to $227.6 million from $210.6 million in the first nine months of fiscal 1997. Revenues from remediation and recycling services increased to $106.1 million in fiscal 1998 from $96.4 million in fiscal 1997, primarily due to the inclusion of $15.7 million of revenues from acquired businesses and, to a lesser extent, due to increased revenues from construction and consulting engineering services at ReTec. These increases were offset in part by a decrease in revenues at IEM Sealand resulting from a decline in the number of contracts processed during the third quarter of fiscal 1998. Revenues from soil-remediation services decreased 17% as a result of a decline in the volume of soil processed due to overcapacity in the industry and, to a lesser extent, competitive pricing pressures early in the period. Revenues from Thermo EuroTech decreased 10% to $9.6 million, primarily due to the sale of its J. Amerika division in the fourth quarter of fiscal 1997, offset in part by increased revenues relating to contracts to process oil-based muds and perform soil-remediation services overseas. Revenues from consulting and design services increased to $63.3 million in fiscal 1998 from $58.3 million in fiscal 1997. The inclusion of an aggregate of $11.1 million of revenues from Carlan and Randers, acquired in November 1996 and May 1997, respectively, was offset in part by a decrease in revenues due to the completion of two major contracts in fiscal 1997. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in remediation and recycling services, increased to $28.4 million in fiscal 1998 from $26.9 million in fiscal 1997. Metal-treating revenues remained relatively constant at $31.4 million in fiscal 1998, compared with $31.7 million in fiscal 1997, primarily due to an increase in demand for thermal-processing equipment and services at existing businesses in the first six months of fiscal 1998, offset by the sale of the Company's thermal-processing equipment business in October 1997
    (Note 3).
                                       15PAGE

                              THERMO TERRATECH INC.

    First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

        The gross profit margin remained constant at 19% in the first nine months of fiscal 1998 and 1997. The gross profit margin for laboratory-testing services improved in fiscal 1998 due to lower margins in the second quarter of fiscal 1997 as a result of costs incurred related to efforts to eliminate redundant capabilities at regional laboratories. This improvement was offset by lower margins from losses on certain contracts at IEM Sealand and increased lower-margin revenues at Retec.

        Selling, general, and administrative expenses as a percentage of revenues remained constant at 14% in the first nine months of fiscal 1998 and 1997.

        Equity in earnings of unconsolidated subsidiary represents Thermo Remediation's proportionate share of income from a joint venture. Gain on sale of businesses primarily results from Thermo Remediation's sale of its interest in this joint venture (Note 3).

        Interest income decreased to $3.2 million in the first nine months of fiscal 1998 from $5.4 million in the first nine months of fiscal 1997. Interest expense decreased to $8.4 million in the first nine months of fiscal 1998 from $9.7 million in the first nine months of fiscal 1997. The decreases in interest income and expense are primarily due to the reasons discussed in the results of operations for the third quarter.

        The effective tax rates were 47% and 42% in the first nine months of fiscal 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The lower effective tax rate in the first nine months of fiscal 1997 was due to the nontaxable gain on issuance of stock by subsidiary.

        Minority interest expense increased to $1.0 million in the first nine months of fiscal 1998 from $0.4 million in the first nine months of fiscal 1997, primarily due to higher earnings from the Company's majority-owned subsidiaries and the inclusion of minority interest expense associated with Randers (Note 2).

    Liquidity and Capital Resources

        Consolidated working capital was $77.6 million at January 3, 1998, compared with $77.3 million at March 29, 1997. Included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $32.0 million at January 3, 1998, compared with $81.6 million at March 29, 1997. Of the $32.0 million balance at January 3, 1998, $12.4 million was held by Thermo Remediation,
    $4.7 million by Randers, and the remainder by the Company and its wholly owned subsidiaries. In addition, at January 3, 1998, the Company had $27.5 million of short-term held-to-maturity investments, compared with $26.1 million of short- and long-term held-to-maturity investments at March 29, 1997. During the first nine months of fiscal 1998, $0.2 million

                                       16PAGE

                              THERMO TERRATECH INC.

    of cash was provided by operating activities. The Company funded an increase of $16.1 million in accounts receivable. The increase in accounts receivable primarily related to increased revenues at ReTec and delays in pursuit of collections on IEM Sealand's accounts receivable. Thermo Remediation expects to address this matter by increasing collection efforts over the next several quarters. In addition, accounts receivable increased in the consulting and design group primarily as a result of the timing of cash collections at Killam Associates and an increase in accounts receivable at BACKillam, which have subsequently been collected.

        Excluding available-for-sale investments activity, the Company's investing activities in the first nine months of fiscal 1998 primarily consisted of acquisitions and capital additions, as well as the sale of two businesses. In May 1997, the Company purchased a controlling interest in Randers for approximately $4.7 million (Note 2). In addition, Thermo Remediation made acquisitions for an aggregate purchase price of $5.7 million in cash and 459,613 shares of Thermo Remediation's common stock, valued at $2.9 million (Note 2). The Company expended $13.6 million for purchases of property, plant, and equipment in the first nine months of fiscal 1998. The Company expects to expend approximately $8.1 million on purchases of property, plant, and equipment during the remainder of fiscal 1998, including $3.0 million related to a new building at the Company's Lancaster Laboratories subsidiary.

        In October 1997, Thermo Remediation sold its 50% limited-liability interest in RETEC/TETRA L.C. for $8.8 million in cash, subject to post-closing adjustments (Note 3), and the Company sold substantially all of the assets of its Holcroft Division, excluding certain accounts receivable, for a total purchase price of $10.9 million in cash and $2.9 million of notes, plus the assumption by the purchaser of certain liabilities of the Holcroft Division (Note 3).

        In the first nine months of fiscal 1998, the Company's financing activities used cash of $48.2 million. This use of cash primarily resulted from the repayment of a $38.0 million promissory note to Thermo Electron in the first quarter of fiscal 1998, the advance of $2.6 million by Thermo Remediation to a subcontractor associated with several of its projects, and the repurchase of Company and subsidiary common stock. The Board of Directors of the Company authorized the repurchase, through August 23, 1997, of up to $10.0 million of its own securities. The Board of Directors of Thermo Remediation, through a series of actions commencing in September 1996, authorized the repurchase, through various dates ending in July 1998, of up to $15.0 million of its own securities. Through January 3, 1998, the Company and Thermo Remediation had expended $10.0 million and $11.4 million, respectively, under these authorizations, of which $3.3 million and $3.1 million, respectively, was expended in fiscal 1998. Any such purchases are funded from working capital.

                                       17PAGE

                              THERMO TERRATECH INC.

        In December 1997, the Company signed a letter of intent to acquire Green Sunrise Holdings LTD., an environmental services and industrial outsourcing firm, for approximately $4.5 million. The completion of this transaction is subject to several conditions, including completion of the Company's due diligence investigation, negotiation of a definitive agreement, and approval by both companies' boards of directors. The Company has no other material commitments for the acquisition of businesses or for capital expenditures. Such expenditures will largely be affected by the number and size of the complementary businesses that can be acquired or developed during the year. Thermo Electron has expressed its willingness to lend funds to the Company for potential acquisitions and major capital expenditures that may occur in the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.














                                       18PAGE

                              THERMO TERRATECH INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of February 1998.

                                            THERMO TERRATECH INC.



                                            Paul F. Kelleher
                                            ------------------------
                                            Paul F. Kelleher
                                            Chief Accounting Officer



                                            John N. Hatsopoulos
                                            ------------------------
                                            John N. Hatsopoulos
                                            Chief Financial Officer
                                              and Vice President













                                       19PAGE

                              THERMO TERRATECH INC.

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit
    ------------------------------------------------------------------------

     10.1 Thermo TerraTech Inc. - The Randers Group Incorporated Nonqualified Stock Option Plan.

     27       Financial Data Schedule.