Form 10-K
period 1998-04-04
THERMO TERRATECH INC
filed 1998-06-29
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                -------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 4, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of May 29, 1998, was approximately $14,762,000.

As of May 29, 1998, the Registrant had 19,513,824 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1998 Annual Report to Shareholders for the year ended April 4, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 15, 1998, are incorporated by reference into Part III.

                                     PART I


Item 1. Business

(a)  General Development of Business

     Thermo TerraTech Inc. (the Company or the Registrant) provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory testing, and metal treating.

     The Company's majority-owned, publicly held Thermo Remediation Inc. subsidiary is a national provider of environmental-liability management services. Through a nationwide network of offices, Thermo Remediation offers these and related consulting services in five areas: industrial remediation, nuclear remediation, waste-fluids collection and recycling, soil remediation, and environmental-management and information- consulting. In fiscal 1998, Thermo Remediation made several small acquisitions: TriTechnics Corporation, an environmental engineering and consulting firm, for $1.6 million in cash; RPM Systems, Inc., an environmental-management, planning, and information technology company, for $0.6 million in cash and 374,507 shares of Thermo Remediation common stock, valued at $2.4 million; and Benchmark Environmental Corporation, a provider of nuclear-remediation and waste-management services to government and private industry, for $2.9 million in cash and 85,106 shares of Thermo Remediation common stock, valued at $0.5 million. As of April 4, 1998, the Company owns 69% of Thermo Remediation's outstanding common stock and holds a $2.7 million principal amount 3 7/8% subordinated convertible note due 2000 issued by Thermo Remediation, convertible into shares of Thermo Remediation common stock at a conversion price of $9.83 per share.

     The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into useable oil products. In February 1998, Thermo EuroTech acquired a 70% controlling interest in Green Sunrise Holdings Ltd., an environmental services and industrial outsourcing firm based in the Republic of Ireland, for approximately $4.4 million in cash and a commitment to issue 69,200 shares of its common stock valued at $0.3 million. As of April 4, 1998, the Company owns 56% of Thermo EuroTech's outstanding common stock.

     In May 1997, the Company purchased a controlling interest in The Randers Group Incorporated, a publicly traded provider of design, engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries. The Company purchased 7,100,000 shares of Randers common stock from certain members of Randers' management, and 420,000 shares from Thermo Power Corporation, an affiliate of the Company, at a price of $0.625 per share, for an aggregate cost of $4.7 million. Following these transactions and currently, the Company owns approximately 53.3% of Randers' actual outstanding common stock. In addition, Thermo Electron Corporation, which owns a majority of the Company's outstanding common stock, owns approximately 8.9% of actual Randers' outstanding common stock.
                                     2

           Subsequently, in September 1997, the Company entered into a definitive agreement to transfer its wholly owned The Killam Group Inc. subsidiary to Randers in exchange for newly issued shares of Randers' common stock. The Killam Group provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and inspection and operational services. Effective April 4, 1998, the agreement was amended to provide that the price for The Killam Group would be equal to $70.6 million, the book value of the transferred businesses as of April 4, 1998. The number of new shares of Randers common stock to be issued to the Company will equal such book value divided by $0.625, or 113,031,051 shares. Upon such issuance, the Company and Thermo Electron would own approximately 94.8% and 1.0%, respectively, of Randers'outstanding common stock. The transfer is subject to approval of the transaction by Randers' shareholders and continued listing of Randers' common stock on the American Stock Exchange following the transaction. However, because the Company currently owns 53.3% of Randers' outstanding common stock, approval by Randers'shareholders is assured.

          The Company's Lancaster Laboratories Inc. subsidiary, based in Lancaster, Pennsylvania, operates analytical laboratories that provide comprehensive laboratory-based environmental testing, analysis, and related services to detect and measure organic contaminants in samples of soil, water, air, industrial wastes, mixed wastes, and biological materials. Lancaster Laboratories is also a provider of high-quality analytical and consulting services to the pharmaceutical and food industries.

           The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. In October 1997, the Company sold substantially all of the assets of its Holcroft Division, its thermal-processing equipment business, excluding certain accounts receivable, to Holcroft L.L.C., an affiliate of Madison Capital Partners, for $10.9 million in cash, two promissory notes for principal amounts aggregating $2.9 million, and the assumption by Holcroft L.L.C. of certain liabilities of the Holcroft Division. After recording a post-closing purchase price adjustment, the Company incurred a nominal loss on the sale. This business comprised the Company's product revenues and contributed $893,000 and $1,765,000 of operating income in fiscal 1998 and 1997, respectively.

       The Company was incorporated on May 30, 1986, as an indirect, wholly owned subsidiary of Thermo Electron. As of April 4, 1998, Thermo Electron owned 15,935,435 shares of the common stock of the Company, representing 82% of such stock outstanding. Thermo Electron develops, manufactures, and markets analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, laboratory, and metallurgical services, and conducts advanced-technology research and development.

     Thermo Electron may repurchase shares of the Company's, Thermo Remediation's, Randers; or Thermo EuroTech's common stock from time to time in the open market or in negotiated transactions. During fiscal 1998(1), Thermo Electron purchased 1,230,777 shares, 8,500 shares, and 349,664 shares of the Company's, Thermo Remediation's, and Thermo EuroTech's common stock, respectively, in the open market and negotiated transactions for a total price of $13,900,000, $62,000, and $1,400,000, respectively.

Forward-looking Statements

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)  Financial Information About Industry Segments

     The Company conducts business in one segment: outsourcing services. The Company's principal services are environmental-liability management, engineering and design, and laboratory-based testing. The Company also provides specialized metal-treating services which, until October 1997, included the design, manufacture, and installation of advanced custom-engineered thermal-processing systems.

(c)  Description of Business

     (i) Principal Services and Products

Remediation and Recycling Services

     The Company provides environmental consulting and remediation construction management to clients in the transportation, refining, chemical, wood-treating, gas, and electric utility industries across the nation. Through its consulting, engineering, and on-site services, the Company offers a broad array of remedial solutions to help clients manage problems associated with environmental compliance, waste management, and the remediation of industrial sites contaminated with various wastes and residues. The Company provides particular expertise in bioremediation, and in managing wastes from manufactured-gas plants, refineries, and railroad properties.

----------------------
1 References to fiscal 1998, 1997, and 1996 herein are for the fiscal years ended April 4, 1998, March 29, 1997, and March 30, 1996, respectively.
                                  4

     The Company performs the cleanup of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes. Under contracts with federal and state governments, and other public- and private-sector clients, the Company also provides project management and construction services for the remediation of hazardous and nonhazardous wastes. Most of this contract work is obtained through a bid process, with the job being awarded to the lowest qualified bidder.

     The Company provides services to remove radioactive contaminants from soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services business, the Company provides site surveys for radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. In addition, using its proprietary segmented-gate system technology, the Company removes radioactive contaminants from soil. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's remedial action programs.

     The Company collects, tests, processes, and recycles used motor oil and other industrial fluids. In addition, the Company collects and recycles oily water and oil filters. The company has processing facilities in Phoenix and Tucson, Arizona; Las Vegas, Nevada; Nampa, Idaho; Commerce City, Colorado; and Portland, Oregon from which it operates a fleet of oil and water collection trucks to pick up waste oils and oily water. Each facility consists of a series of tanks set in protective enclosures used to store the fluids before processing. Processing of oil consists of straining, filtering, and blending. Once processed, the oil is sold as burner fuel for a variety of industrial uses, including use in cement and asphalt kilns, industrial furnaces, and as "cutter stock" to make marine diesel fuel for large, oceangoing vessels. Water is processed to reclaim all usable oil and remove solid contaminants until the water meets sewer-discharge standards.

     Thermo EuroTech specializes in processing "off-spec" mixtures of oil that contain water, ash, and sediment into commercially tradable end products used in blending. The end products of this process are commercial grade oils that can be blended to make diesel fuels and marine fuels or be used as a feed material. Although a large percentage of Thermo EuroTech's oil feedstock has historically come from the former Soviet Union, Thermo EuroTech no longer receives any oil from that nation as a result of political and economic changes that make transportation of waste oil difficult. To overcome this loss of supply, Thermo EuroTech has taken steps to replace and diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries. The Company's strategy is to use Thermo EuroTech as a platform from which to eventually provide a broad range of environmental-remediation services throughout Western Europe. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise subsidiary, acquired in February 1998.

     The Company designs and operates facilities for the remediation of nonhazardous soil. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit and a soil-storage area. The Company currently provides soil-remediation services at facilities in California, Oregon, Washington, South Carolina, Maryland, and New York.

     The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services has been driven largely by state programs to enforce the Environmental Protection Agency's (EPA's) underground storage tank (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of individuals and smaller companies. To address this problem, some states established tax-supported trust funds to assist in the financing of UST compliance and remediation. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards, reduced enforcement, and uncertainty with respect to such changes have already resulted in lower levels of cleanup activity in most states where the Company conducts business, which has had a material adverse effect on the Company's business.

     During fiscal 1998, 1997, and 1996, the Company derived revenues of $142.4 million, $126.8 million, and $77.0 million, respectively, from environmental-liability management services.

Consulting and Design Services

     The Company provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and operational services. Also, the Company provides a wide range of comprehensive environmental consulting and professional engineering services to private- and public-sector clients. These services include the design and inspection of water supply and wastewater treatment facilities; investigations of different methods to clean up hazardous-waste sites; assistance in obtaining government permits; transportation-related and similar types of infrastructure engineering, survey, and land-use planning; and support services including mechanical, electrical, and structural engineering. In addition, the Company provides natural resource management services, including environmental-impact studies.

     The Company offers engineering, consulting, and design services in the areas of municipal and industrial water quality management, bridge and highway construction and reconstruction, and natural resource management. The Company specializes in the design, planning, and construction supervision of municipal and privately owned water-treatment plants, waste treatment plants, and hazardous-wastewater facilities. The

Company provides full-service contract operations to plant owners in the public and private sectors. These services facilitate regulatory compliance; optimize day-to-day plant operations; reduce costs; provide competent, experienced personnel; and promote good community relations.

     The Company also provides a broad range of bridge and highway engineering services.

     The Company's environmental-impact assessments and mitigation and restoration studies help to determine water quality, promote the safety of wildlife, and assist clients in meeting environmental permitting and licensing requirements. The Company also provides aquatic biology expertise and ecological risk assessment to electric utility plants throughout the country.

     A substantial portion of the Company's engineering and design services sales are made to existing customers on a repeat basis. Engineering and design services are often performed as multiyear studies. In addition to federal, state, and local governments, customers include public utilities, consulting and construction engineers, waste management companies, oil refineries, mining companies, chemical manufacturers, architectural and engineering firms, and a variety of service companies involved with real estate transactions.

     During fiscal 1998, 1997, and 1996, the Company derived revenues of $84.6 million, $74.8 million, and $74.0 million, respectively, from engineering and design services.

Laboratory-testing Services

     The Company provides comprehensive laboratory-based services for the environmental, pharmaceutical, and food industries. These laboratories also provide analysis and related services to detect and measure hazardous wastes and radioactive materials.

     Analytical laboratory services consist of a comprehensive range of analytical tests to detect and measure organic contaminants, inorganic contaminants, and radioactive materials in samples of soil, water, air, industrial wastes, and biological materials. The Company has established detailed procedures and strict operating standards to ensure consistent performance and to allow it to participate in the EPA's Contract Laboratory Program. The Company's environmental laboratory business has been negatively affected by reduced federal spending on environmental testing.

     During fiscal 1998, 1997, and 1996, the Company derived revenues of $37.5 million, $35.4 million, and $35.5 million, respectively, from laboratory-testing services. Revenues from laboratory-testing services exclude radiochemistry laboratory service revenues included in environmental-liability management services.
                                   7

Metal-treating Services and Process Systems

     The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. Through its Holcroft Division, which was sold in October 1997, the Company designed, manufactured, and installed computer-controlled, custom-engineered, thermal-processing systems used to treat primary metals and metal parts. During fiscal 1998, 1997, and 1996, the Company derived revenues of $36.6 million, $44.3 million, and $35.8 million, respectively, from metal-treating services and process systems.

     (ii) New Products

     The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

     (iii) Raw Materials

     Prior to fiscal 1996, a large percentage of Thermo EuroTech's oil feedstock came from the former Soviet Union. Thermo EuroTech no longer receives any oil from that nation as a result of political and economic changes that make transportation of waste oil difficult. To overcome this loss of supply, Thermo EuroTech has taken steps to replace and diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries.

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

     (v) Seasonal Influences

     A majority of the Company's businesses experience seasonal fluctuations. A majority of the Company's soil-remediation sites, as well as the Company's fluids-recycling sites, experience declines in severe weather conditions. Site remediation work and certain environmental testing services may decline in winter months as a result of severe weather conditions. In Europe, Thermo EuroTech may experience a decline in the feedstock delivered to its facilities during winter months, due to frozen waterways.

     (vi) Working Capital Requirements

     In general, there are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.
                                       8

     (vii) Dependency on a Single Customer

     See Government Contracts.

     (viii) Backlog

     The Company's backlog of firm orders was $111.8 million and $108.7 million as of April 4, 1998, and March 29, 1997, respectively. These amounts include the backlog of all of the Company's subsidiaries, with the exception of soil-recycling and fluids-recycling, which are provided on a current basis pursuant to purchase orders. Included in the Company's backlog at fiscal year-end 1998 and 1997 is the incomplete portion of contracts that are accounted for using the percentage-of-completion method. The Company believes that substantially all of the backlog at April 4, 1998, will be completed during the next 12 months. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge and all government contracts are subject to termination at any time by the government without penalty.

     (ix) Government Contracts

     Approximately 4%, 13%, and 10% of the Company's revenues in fiscal 1998, 1997, and 1996, respectively, were derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

     (x) Competition

     Many of the Company's businesses are engaged in highly competitive, regional markets, with competition coming from numerous small firms offering limited services, as well as much larger firms that offer an array of services.

Environmental-liability Management Services

     In the market for industrial-remediation services, the Company competes with numerous regional or local companies as well as a number of national remediation contractors. The Company competes primarily based on price, as the vast majority of the contracts it seeks are awarded on the basis of scope, effectiveness, and cost. Other competitive factors for the Company's industrial-remediation businesses include: reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

     The type of nuclear-remediation services offered by the Company are also offered by many large national companies. The Company competes primarily on the basis of its proprietary technology and price.

     The Company operates the largest fleet of waste-fluids collection vehicles in Arizona and Nevada. The Company competes with numerous smaller and several larger collection companies in its current market primarily on the basis of quality of service and price.

     Competition in the soil-remediation business is intense. The Company's principal competitors are landfills, including major landfill companies. The Company also currently competes with companies offering a wide range of disposal options, including other fixed-site, thermal-treatment facilities, operators of mobile thermal-treatment facilities, bioremediation and vapor-extraction facilities, and, in certain states, with asphalt plants and brick kilns that use the contaminated soil in their production processes. Competition in the soil-remediation market has always been highly localized, consisting mostly of single-site or single-unit operators. Competitive conditions limit the prices charged by the Company in each local market for soil-remediation services. Pricing is therefore a major competitive factor for the Company. The Company believes competition and pricing pressure will remain intense for the foreseeable future.

     Fewer than 20 companies offer environmental management and information systems of the type provided by the Company. While some of these companies possess similar resources as the Company, many are large, national consulting firms that devote a relatively small percentage of their resources to this area. The Company competes for business, both regionally and nationally, primarily based on reputation and the quality of its services and, to a lesser extent, on price. Less than 10% of the Company's work in this area is obtained through a bidding process.

     Thermo EuroTech faces competition for oil from other oil processors and blenders and from a company with a similar distillation technology in Italy. The market for blending oils is very large and oils such as Thermo EuroTech's end products represent a very small percentage of the total market. Thermo EuroTech competes primarily based on price.

Engineering and Design Services

     The Company's engineering and design businesses are engaged in highly competitive markets in all of its service areas. These markets tend to be regional. In its geographic service area, competition consists of small, one- to three-person firms offering a limited scope of services, as well as much larger firms that may be regional, national, or international in the scope of services they offer. The principal competitive factors for the Company are: reputation; experience; price; breadth and quality of services offered; and technical, managerial, and business proficiency.

Laboratory-testing Services

     Hundreds of independent analytical testing laboratories and consulting firms compete for business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities. The Company believes that its competitive strength lies in the quality of its services.
                                     10

Metal-treating Services

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

     (xii) Number of Employees

     At April 4, 1998, the Company employed 2,736 persons.

(d) Financial Information About Exports by Domestic Operations and About Foreign Operations

     The Company's exports by domestic operations and foreign operations are currently insignificant.

(e)  Executive Officers of the Registrant

                                 Present Title (Fiscal Year First Became
    Name                   Age   Executive Officer)

    Dr. John P. Appleton    63   President and Chief Executive Officer
                                   (1993)
    John N. Hatsopoulos     63   Chief Financial Officer and Senior Vice
                                   President (1988)
    Emil C. Herkert         60   Vice President (1996)
    Jeffrey L. Powell       39   Vice President (1994)
    Paul F. Kelleher        55   Chief Accounting Officer (1986)

     Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Herkert and Mr. Powell, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Herkert has served as President of Killam Associates, a subsidiary of Randers, since 1977. Mr. Powell served as President of Thermo Remediation since its inception in 1993, and as its Chief Executive Officer from May 1997 until April 1998, when he was named Senior Vice President. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.
                                    11

Item 2. Properties

     The location and general character of the Company's principal properties as of April 4, 1998, are as follows:

     The Company owns approximately 490,000 square feet of office, engineering, laboratory, and production space, principally in Pennsylvania, Minnesota, New Jersey, Ireland, Idaho, Wisconsin, and California, and leases approximately 730,000 square feet of office, engineering, laboratory, and production space pursuant to leases expiring in fiscal 1999 through 2023, principally in California, Pennsylvania, New Mexico, New York, Massachusetts, New Jersey, New Hampshire, and Florida.

     The Company also owns approximately 70 acres in Maryland, California, and Oregon, from which it provides soil-remediation services. The Company occupies approximately 19 acres principally in New York, Washington, California, and South Carolina pursuant to leases expiring in fiscal 1999 through 2006, from which it provides soil-remediation services.

     The Company leases approximately six acres on one site in Arizona and one site in Nevada pursuant to leases expiring in fiscal 1999, consisting of office space, fluids recycling and maintenance facilities, and sites for fluids storage tanks.

     The Company occupies approximately 15 acres in Delfzijl, Holland, pursuant to a lease expiring in 2059, consisting of office space, distillation facilities, and oil storage tanks.

     The Company believes that these facilities are in good condition and are adequate for its present operations and that other suitable space is readily available if any of such leases are not extended. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

Item 3. Legal Proceedings

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.
                                       12

                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
         Matters

     Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

     The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's Consolidated Financial Statements as of April 4, 1998, are included in the Registrant's Fiscal 1998 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.
                                      13

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

Item 13. Certain Relationships and Related Transactions

     The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.
                                     14

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

          Financial Schedule filed herewith:

              Schedule II: Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K

           None.

     (c)  Exhibits

          See Exhibit Index on the page immediately preceding exhibits.
                                      15

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: June 29, 1998                    THERMO TERRATECH INC.



                                       By: John P. Appleton
                                           John P. Appleton
                                           President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 29, 1998.

Signature                              Title



By: John P. Appleton                   President, Chief Executive Officer,
    John P. Appleton                     and Director

By: John N. Hatsopoulos                Chief Financial Officer, Senior
    John N. Hatsopoulos                  Vice President, and Director

By: Paul F. Kelleher                   Chief Accounting Officer
    Paul F. Kelleher

By: Brian D. Holt                      Director
    Brian D. Holt

By: Donald E. Noble                    Director
    Donald E. Noble

By: William A. Rainville               Director
    William A. Rainville

By: Polyvios C. Vintiadis              Chairman of the Board and Director
    Polyvios C. Vintiadis
                                     16

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo TerraTech Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo TerraTech Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                               Arthur Andersen LLP



Boston, Massachusetts
May 12, 1998
                                   17

SCHEDULE II

                           THERMO TERRATECH INC.


                     VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)


                     Balance  Provision
                          at    Charged             Accounts           Balance
                   Beginning         to   Accounts  Written-            at End
Description          of Year    Expense  Recovered       off  Other(a) of Year
------------------------------------------------------------------------------
Allowance for
  Doubtful Accounts

Year Ended
  April 4, 1998     $ 3,838     $ 1,141   $      -  $  (773)  $   244  $4,450

Year Ended
  March 29, 1997    $ 2,861     $   625   $     49  $  (516)  $   819  $3,838

Year Ended
  March 30, 1996    $ 3,572     $    85   $     84  $(1,628)  $   748  $2,861

(a)  Includes allowances of businesses acquired during the year as described in
     Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders and the effect of foreign currency translation.
                                         18

                               EXHIBIT INDEX

Exhibit
Number     Description of Exhibit

  2.1 Purchase and Sale Agreement executed October 6, 1997, by and among Remediation Technologies, Inc., RETEC Thermal, Inc., TETRA Thermal, Inc., and TETRA Technologies, Inc. (filed as Exhibit 2.1 to Thermo Remediation Inc.'s Current Report on Form 8-K dated October 6, 1997 [File No. 1-12636] and incorporated herein by reference).

  2.2 Assignment and Assumption Agreement executed October 6, 1997, by and among Remediation Technologies, Inc., RETEC Thermal, Inc., TETRA Thermal, Inc., and TETRA Technologies, Inc. (filed as Exhibit 2.2 to Thermo Remediation Inc.'s Current Report on Form 8-K dated October 6, 1997 [File No. 1-12636] and incorporated herein by reference).

  2.3 Asset Purchase Agreement dated as of October 10, 1997, between the Registrant and Holcroft L.L.C. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 6, 1997, and incorporated herein by reference).

  2.4 $2,218,000.00 Principal Promissory Note issued by Holcroft L.L.C. to the Registrant (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated October 6, 1997, and incorporated herein by reference).

  2.5 $663,117.82 Principal Promissory Note issued by Holcroft L.L.C. to the Registrant (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated October 6, 1997, and incorporated herein by reference).

  2.6 Subordination Agreement dated as of October 10, 1997, between the Registrant and Comerica Bank (filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated October 6, 1997, and incorporated herein by reference).

  2.7 Stock Purchase and Sale Agreement dated May 12, 1997, by and between the Registrant and Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, and Bruce M. Bourdon (filed as Exhibit (iv) to Amendment No. 3 to Schedule 13D filed by Thermo Electron Corporation and the Registrant on May 13, 1997, and incorporated herein by reference).

  2.8 Amendment No. 1 dated September 19, 1997, to Stock Purchase and Sale Agreement dated May 12, 1997, by and between the Registrant and Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, and Bruce
           M. Bourdon (filed as Exhibit 2.5 to The Randers Group Incorporated's Annual Report on Form 10-K for the fiscal year ended April 4, 1998 [File No. 0-18095] and incorporated herein by reference).
                                       19

Exhibit
Number     Description of Exhibit

  2.9 Letter of Intent dated May 12, 1997, by and between the Registrant and The Randers Group Incorporated (filed as Exhibit (v) to Amendment No. 3 to Schedule 13D filed by Thermo Electron Corporation and the Registrant on May 13, 1997, and incorporated herein by reference).

  2.10 Stock Purchase Agreement entered on September 19, 1997, by and between the Registrant and The Randers Group Incorporated (filed as Exhibit (vii) to Amendment No. 4 to Schedule 13D filed by Thermo Electron Corporation and the Registrant on October 1, 1997, and incorporated herein by reference).

  2.11 Amendment No. 1 dated as of April 4, 1998, to Stock Purchase Agreement entered on September 19, 1997, by and between the Registrant and The Randers Group Incorporated (filed as Exhibit 2.8 to The Randers Group Incorporated's Annual Report on Form 10-K for the fiscal year ended April 4, 1998 [File No. 0-18095] and incorporated herein by reference).

  2.12 Agreement by and among the Registrant, The Randers Group Incorporated, Thomas R. Eurich, Michael J. Krivitzky, Thomas J. McEnhill, Bruce M. Bourdon, and David A. Wiegerink (filed as Exhibit 10 to The Randers Group Incorporated's Current Report on Form 8-K dated October 3, 1997 [File No. 0-18095] and incorporated herein by reference).

  3.1 Restated Certificate of Incorporation, as amended (filed as Exhibit 99 to the Registrant's Registration Statement on Form S-2 [Reg. No. 333-02269] and incorporated herein by reference).

  3.2 Bylaws of the Registrant (filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1988 [File No. 1-9549] and incorporated herein by reference).

  4.1 Fiscal Agency Agreement dated as of May 2, 1996, among the Registrant, Thermo Electron Corporation, and Chemical Bank, as Fiscal Agent (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 [File No. 1-9549] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

  4.2 Fiscal Agency Agreement dated as of May 5, 1995, among Thermo Remediation Inc., Thermo Electron Corporation, and Chemical Bank, as fiscal agent (filed as Exhibit 4.1 to Thermo Remediation Inc.'s Annual Report on Form 10-K for the fiscal year ended April 4, 1998 [File No. 1-12636] and incorporated herein by reference).

           The Registrant hereby agrees, pursuant to Item 601(b)(4)(iii) (A) of Regulation S-K, to furnish to the Commission, upon request, a copy of each other instrument with respect to other long-term debt of the Company or its subsidiaries.

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

 10.6 Lease Amending Agreement dated January 1, 1995, between Claridge Properties Ltd., Thermo Electron Corporation,
           and TMO, Inc. (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K [File No. 1-9549] and
           incorporated by reference).
                                      21

Exhibit
Number     Description of Exhibit

 10.7 Second Amendment to Sublease dated as of October 10, 1997, between the Registrant and TMO, Inc. (filed as Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated October 6, 1997, and incorporated herein by reference).

 10.8 Sublease dated as of October 10, 1997, between the Registrant and Holcroft L.L.C. (filed as Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated October 6, 1997 and incorporated herein by reference).

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

 10.13 Asset Transfer Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc., and Thermo Remediation Inc. (filed as Exhibit 2.3 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.14 Exclusive License Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc., and Thermo Remediation Inc. (filed as Exhibit 2.4 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

 10.15 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc. and Thermo Remediation Inc. (filed as Exhibit 2.5 to Thermo Remediation's Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.16 Tax Allocation Agreement dated as of June 1, 1992, between the Registrant and Thermo Remediation Inc. (filed as Exhibit 10.3 to Thermo Remediation's Registration
           Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.17 Agreement of Partnership dated May 16, 1994, among Terra Tech Labs Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc., and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.; filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

 10.18 Promissory Note dated May 16, 1994, issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 16, 1994 [File No. 1-9549] and incorporated herein by reference).

 10.19 Agreement of Dissolution of Partnership dated May 9, 1995, among Thermo Terra Tech (the Partnership), Terra Tech Labs, Inc. (a wholly owned subsidiary of the Registrant) and Eberline Analytical Corporation, Skinner & Sherman, Inc., TMA/NORCAL Inc., Normandeau Associates Inc., Bettigole Andrews & Clark Inc., Fellows, Read & Associates Inc., and Thermo Consulting Engineers Inc. (each a wholly owned subsidiary of Thermo Instrument Systems Inc.; filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.20 Stock Purchase Agreement dated May 9, 1995, between the Registrant and Thermo Instrument Systems Inc. (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

 10.21 Note dated May 17, 1995, from the Registrant to Thermo Electron Corporation (filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 9, 1995 [File No. 1-9549] and incorporated herein by reference).

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

 10.24 Stock Purchase and Sale Agreement made and entered into on February 6, 1995, to be effective as of January 29, 1995, by and between Nord Est S.A., the Registrant, and Emil C. Herkert, Kenneth L. Zippler, Franklin O. Williamson, Jr., Fletcher N. Platt, Jr., Eugene J. Destefano, Meint Olthof, and Stanley P. Kaltnecker, Jr. (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.25 Agreement and Plan of Merger dated as of June 28, 1995, by and among the Registrant, Eberline Acquisition Inc., Thermo Remediation Inc., and Eberline Holdings Inc. (filed as Appendix B to Thermo Remediation's Proxy Statement for the Annual Meeting held on December 13, 1995 [File No. 1-12636] and incorporated herein by reference).

 10.26 $28,000,000 Secured Promissory Note dated as of January 29, 1995, issued by the Registrant to Nord Est S.A. (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.27 $38,000,000 Promissory Note dated as of February 21, 1995, issued by the Registrant to Thermo Electron Corporation (filed as Exhibit 3 to the Registrant's Current Report on Form 8-K relating to the events occurring on February 6, 1995 [File No. 1-9549] and incorporated herein by reference).
                                   24

Exhibit
Number     Description of Exhibit

 10.28 Asset Purchase Agreement by and among Thermo Analytical Inc. (as Buyer); Lancaster Laboratories, Inc. and Clewmark Holdings (as Sellers); and Earl H. Hess, Anita
           F. Hess, Kenneth E. Hess, J. Wilson Hershey, and Carol D. Hess (as the principal owners of Sellers) (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on May 10, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.29 Agreement and Plan of Merger dated as of the first day of December 1995, by and among Thermo Remediation Inc., TRI Acquisition Inc., and Remediation Technologies, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K relating to the events occurring on December 8, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.30 Purchase and Sale Agreement dated as of December 20, 1994, by and among TPS Technologies Inc., TPST Soil Recyclers of Maryland Inc., Rafich Corporation, Harry Ratrie, John C. Cyphers, and J. Thomas Hood (filed as
           Exhibit 1 to Thermo Remediation's Current Report on Form 8-K for the events occurring on December 21, 1994 [File No. 1-12636] and incorporated herein by reference).

 10.31 Stock Purchase Agreement entered into on March 29, 1995, by and among Stalt Holding, B.V., Beheersmaatschappij J. Amerika N.V., A.J. Van Es, J.B. Van Es and D.A. Slager, and the Registrant (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K relating to the events occurring on March 29, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.32 Master Repurchase Agreement dated January 1, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994 [File No. 1-9549] and incorporated herein by reference).

 10.33 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of February 12, 1998, between Thermo Remediation Inc. and Thermo Electron Corporation (filed as Exhibit 10.13 to Thermo Remediation Inc.'s Annual Report on Form 10-K for the fiscal year ended April 4, 1998 [File No. 1-12636] and incorporated herein by reference).
                                    25

Exhibit
Number     Description of Exhibit

 10.34 Master Guarantee Reimbursement and Loan Agreement dated as of February 26, 1998, between The Randers Group Incorporated and Thermo Electron Corporation (filed as Exhibit 10.11 to The Randers Group Incorporated's Annual Report on Form 10-K for the fiscal year ended April 4, 1998 [File No. 0-18095] and incorporated herein by reference).

 10.35 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of February 26, 1998, between the Registrant and Thermo Electron Corporation.

 10.36 Thermo TerraTech Inc. - The Randers Group Incorporated Nonqualified Stock Option Plan (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-9549] and incorporated herein by reference).

 10.37     Incentive Stock Option Plan of the Registrant (filed as
           Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

 10.38 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(i) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

 10.39     Deferred Compensation Plan for Directors of the
           Registrant (filed as Exhibit 10(k) to the Registrant's
           Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).

 10.40 Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics Inc.'s Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference; maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).
                                    26

                               EXHIBIT INDEX


Exhibit
Number     Description of Exhibit

 10.41 Directors Stock Option Plan, as amended and restated effective January 1, 1995 (filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

 10.42 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.)- Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

 10.43 Restated Stock Holdings Assistance Plan and Form of Executive Loan (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 29, 1997, and incorporated herein by reference).

 13 Annual Report to Shareholders for the fiscal year ended April 4, 1998 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27.1      Financial Data Schedule for the year ended April 4, 1998.

 27.2 Financial Data Schedule for the year ended March 30, 1996 (restated for the adoption of SFAS No. 128).

 27.3      Financial Data Schedule for the quarter ended June 29,
           1996 (restated for the adoption of SFAS No. 128).

 27.4 Financial Data Schedule for the quarter ended September 28, 1996 (restated for the adoption of SFAS No. 128).

 27.5      Financial Data Schedule for the quarter ended December
           28, 1996 (restated for the adoption of SFAS No. 128).

 27.6      Financial Data Schedule for the quarter ended June 28,
           1997 (restated for the adoption of SFAS No. 128).