Form 10-Q
period 1998-07-04
THERMO TERRATECH INC
filed 1998-08-11
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                --------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

                          Commission File Number 1-9549

                              THERMO TERRATECH INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                            04-2925807
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

85 First Avenue
Waltham, Massachusetts                                                   02451
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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                   Outstanding at July 31, 1998
      ----------------------------       ----------------------------
      Common Stock, $.10 par value                19,513,824

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       July 4,    April 4,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $22,632 and
    $29,583 under repurchase agreement with parent
    company)                                          $ 27,596    $ 34,711
  Available-for-sale investments, at quoted market
    value (amortized cost of $2,008)                     1,998       2,003
  Short-term held-to-maturity investments, at
    amortized cost (quoted market value of $13,979)          -      13,939
  Accounts receivable, less allowances of $4,567
    and $4,450                                          59,549      60,050
  Unbilled contract costs and fees                      23,622      20,547
  Inventories                                            1,486       1,498
  Prepaid and refundable income taxes                    6,208       6,224
  Prepaid expenses                                       4,021       3,810
                                                      --------    --------

                                                       124,480     142,782
                                                      --------    --------

Property, Plant, and Equipment, at Cost                149,098     142,368
  Less: Accumulated depreciation and amortization       53,492      50,659
                                                      --------    --------

                                                        95,606      91,709
                                                      --------    --------

Other Assets                                            18,038      18,227
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies     107,174     107,808
                                                      --------    --------

                                                      $345,298    $360,526
                                                      ========    ========

                              THERMO TERRATECH INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                       July 4,    April 4,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Note payable and current maturities of
    long-term obligations                             $ 14,194    $ 27,165
  Accounts payable                                      18,011      17,728
  Accrued payroll and employee benefits                 10,174      11,359
  Other accrued expenses                                11,523      14,870
  Due to parent company                                  3,128       2,341
                                                      --------    --------

                                                        57,030      73,463
                                                      --------    --------

Deferred Income Taxes                                    2,901       2,901
                                                      --------    --------

Other Deferred Items                                     1,054       1,049
                                                      --------    --------

Long-term Obligations:
  Subordinated convertible debentures (includes
    $3,000 of related-party debt)                      149,800     149,800
  Other                                                  3,311       3,344
                                                      --------    --------

                                                       153,111     153,144
                                                      --------    --------

Minority Interest                                       32,226      32,839
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.10 par value, 75,000,000 shares
    authorized; 19,583,773 shares issued                 1,958       1,958
  Capital in excess of par value                        71,245      70,437
  Retained earnings                                     28,320      27,319
  Treasury stock at cost, 69,949 and 51,188 shares        (633)       (484)
  Accumulated other comprehensive items (Note 3)        (1,914)     (2,100)
                                                      --------    --------

                                                        98,976      97,130
                                                      --------    --------

                                                      $345,298    $360,526
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues:
  Service revenues                                      $76,693    $65,110
  Product revenues                                            -      7,409
                                                        -------    -------

                                                         76,693     72,519
                                                        -------    -------

Costs and Operating Expenses:
  Cost of service revenues                               61,045     51,820
  Cost of product revenues                                    -      6,131
  Selling, general, and administrative expenses          11,430      9,938
  Product and new business development expenses             145        222
                                                        -------    -------

                                                         72,620     68,111
                                                        -------    -------

Operating Income                                          4,073      4,408

Interest Income                                             644      1,403
Interest Expense (includes $36 and $1,164 to
  parent company)                                        (2,257)    (3,133)
Equity in Earnings of Unconsolidated Subsidiary               -        118
Other Income                                                  -        204
                                                        -------    -------

Income Before Provision for Income Taxes and
  Minority Interest                                       2,460      3,000
Provision for Income Taxes                                1,299      1,399
Minority Interest Expense                                   160        269
                                                        -------    -------

Net Income                                              $ 1,001    $ 1,332
                                                        =======    =======

Earnings per Share (Note 2):
  Basic                                                 $   .05    $   .08
                                                        =======    =======
  Diluted                                               $   .05    $   .07
                                                        =======    =======

Weighted Average Shares (Note 2):
  Basic                                                  19,514     17,646
                                                        =======    =======
  Diluted                                                19,514     18,116
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands)                                            1998        1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                          $  1,001    $  1,332
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                      4,068       3,482
      Equity in earnings of unconsolidated
        subsidiary                                           -        (118)
      Minority interest expense                            160         269
      Provision for losses on accounts receivable          363         (49)
      Gain on sale of assets                                 -        (204)
      Other noncash items                                  194         119
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                             (466)     (1,748)
          Unbilled contract costs and fees              (4,014)    (11,224)
          Other current assets                            (173)     (1,192)
          Accounts payable                                 661        (992)
          Current liabilities                           (3,193)      1,338
                                                      --------    --------

Net cash used in operating activities                   (1,399)     (8,987)
                                                      --------    --------

Investing Activities:
  Acquisitions, net of cash acquired                         -      (4,418)
  Proceeds from sale and maturities of
    available-for-sale and held-to-maturity
    investments                                         14,065      10,264
  Purchases of property, plant, and equipment           (5,814)     (5,032)
  Proceeds from sale of property, plant, and
    equipment                                              181         391
  Purchase of other assets                                (262)        (88)
                                                      --------    --------

Net cash provided by investing activities             $  8,170    $  1,117
                                                      --------    --------

                              THERMO TERRATECH INC.

                                   (Unaudited)

                                                       Three Months Ended
                                                       -------------------
                                                       July 4,    June 28,
(In thousands)                                            1998        1997
--------------------------------------------------------------------------

Financing Activities:
  Repayment of notes payable to parent company        $      -    $(38,000)
  Proceeds from issuance of Company and subsidiary
    common stock                                            36         198
  Repurchase of Company and subsidiaries' common
    stock                                                 (150)     (5,866)
  Repayment of long-term notes receivable                  487           -
  Repayment of notes payable                           (14,194)          -
  Other                                                     12        (316)
                                                      --------    --------

Net cash used in financing activities                  (13,809)    (43,984)
                                                      --------    --------

Exchange Rate Effect on Cash                               (77)         (9)
                                                      --------    --------

Decrease in Cash and Cash Equivalents                   (7,115)    (51,863)
Cash and Cash Equivalents at Beginning of Period        34,711      63,172
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $ 27,596    $ 11,309
                                                      ========    ========

Noncash Activities:
  Fair value of assets of acquired companies          $      -    $  8,765
  Cash paid for acquired companies                           -      (6,300)
                                                      --------    --------

    Liabilities assumed of acquired companies         $      -    $  2,465
                                                      ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, and the results of operations and cash flows for the three-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of April 4, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Basic
Net income                                              $ 1,001    $ 1,332
                                                        -------    -------

Weighted average shares                                  19,514     17,646
                                                        -------    -------

Basic earnings per share                                $   .05    $   .08
                                                        =======    =======

Diluted
Net income                                              $ 1,001    $ 1,332
Effect of majority-owned subsidiaries' dilutive
  securities                                                  -         (9)
                                                        -------    -------

Income available to common shareholders, as adjusted    $ 1,001    $ 1,323
                                                        -------    -------

Weighted average shares                                  19,514     17,646
Effect of stock options and warrants                          -        470
                                                        -------    -------

Weighted average shares, as adjusted                     19,514     18,116
                                                        -------    -------

Diluted earnings per share                              $   .05    $   .07
                                                        =======    =======

                              THERMO TERRATECH INC.

    The computation of diluted earnings per share excludes the effect of assuming the exercise of outstanding stock options and warrants because the effect would be antidilutive. As of July 4, 1998, there were 2,674,450 of such options and warrants outstanding, with exercise prices ranging from $6.00 to $14.58 per share. In addition, the computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the first quarter of fiscal 1999 and 1998, the Company's comprehensive income totaled $1,079,000 and $1,106,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations, including infrastructure engineering, design and construction, environmental compliance, laboratory testing, and metal treating.

    Environmental-liability Management - The Company's majority-owned Thermo Remediation Inc. subsidiary is a national provider of environmental-liability management services. Thermo Remediation offers these and related consulting services in five areas: industrial remediation, nuclear remediation, waste-fluids collection and recycling, soil remediation, and environmental-management and information technology consulting. Thermo Remediation has proposed changing its name to ThermoRetec Corporation, subject to shareholder approval. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary, acquired in February 1998.

    Engineering and Design - The Company's majority-owned subsidiary, The Randers Group Incorporated, provides comprehensive engineering and outsourcing services such as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and inspection and operational services. Randers has proposed changing its name to The Randers Killam Group Inc., subject to shareholder approval. The Company's wholly owned Normandeau Associates Inc. subsidiary provides consulting services that address natural resource management issues.

    Laboratory Testing - The Company's wholly owned Thermo Analytical Inc. subsidiary operates analytical laboratories that provide environmental-, pharmaceutical-, and food-testing services, primarily to commercial clients throughout the U.S.

    Metal Treating - The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company also designed, manufactured, and installed advanced custom-engineered, thermal-processing systems through its equipment division located in Michigan, until the sale of this business in October 1997.

    The Company's revenues were as follows:

                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Environmental-liability Management                      $39,965    $30,740
Engineering and Design                                   22,776     20,596
Laboratory Testing                                        9,671      9,355
Metal Treating                                            4,706     12,094
Intercompany Sales Eliminations                            (425)      (266)
                                                        -------    -------

                                                        $76,693    $72,519
                                                        =======    =======

    The Company has acquired a number of businesses in the last three years. The Company does not presently intend to actively seek to make additional acquisitions in the near future, and expects instead to concentrate its resources on strengthening its core business. The Company may, however, acquire one or more additional businesses if they are presented to the Company on terms the Company believes to be attractive.

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Total revenues increased 6% to $76.7 million in the first quarter of fiscal 1999 from $72.5 million in the first quarter of fiscal 1998. Revenues from environmental-liability management services increased 30% to $40.0 million in fiscal 1999 from $30.7 million in fiscal 1998. Revenues at Thermo Remediation increased to $34.4 million in fiscal 1999 from $28.2 million in fiscal 1998, primarily due to increased revenues from consulting and engineering services at Remediation Technologies, Inc. (RETEC) and, to a lesser extent, the inclusion of $2.6 million of revenues from two businesses acquired in fiscal 1998. Revenues from soil-remediation services increased $1.8 million in fiscal 1999, resulting from an increase in the volume of soil processed. These increases were offset in part by a $4.2 million decrease in revenues resulting from a decline in the number of contracts in process at IEM Sealand. Revenues from Thermo EuroTech increased $3.0 million to $5.5 million, primarily due to the inclusion of $1.8 million of revenues from Green Sunrise, acquired in February 1998, and, to a lesser extent, increased revenues relating to contracts to process oil-based muds and perform soil-remediation services overseas. Revenues from engineering and design services increased to $22.8 million in fiscal 1999 from $20.6 million in fiscal 1998. Revenues increased $3.5 million due to the inclusion of revenues from Randers, acquired in May 1997, offset in part by a decrease in revenues at Normandeau Associates due to the postponement of several major contracts previously expected to begin in early fiscal 1999. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in environmental-liability management services, increased to $9.7 million in fiscal 1999 from $9.4 million in fiscal 1998, due to higher demand. Metal-treating revenues decreased to $4.7 million in fiscal 1999 from $12.1 million in fiscal 1998, due to the sale of the Company's thermal-processing equipment business in October 1997, which contributed revenues of $7.4 million in fiscal 1998.

    The gross profit margin remained constant at 20% in the first quarter of fiscal 1999 and 1998. The gross profit margin from environmental-liability management services increased in fiscal 1999 primarily as a result of improved margins at Thermo EuroTech due to the inclusion of higher margins at Green Sunrise, offset in part by lower margin revenue from certain remedial-construction contracts at IEM Sealand. The gross profit margin from engineering and design services decreased in fiscal 1999, primarily due to a change in the mix of projects.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    Selling, general, and administrative expenses as a percentage of revenues increased slightly to 15% in the first quarter of fiscal 1999 from 14% in the first quarter of fiscal 1998, primarily due to the inclusion of higher relative expenses at newly acquired Green Sunrise and, to a lesser extent, lower expenses in the first quarter of fiscal 1998 during a period of management transition at Thermo EuroTech.

    Interest income decreased to $0.6 million in the first quarter of fiscal 1999 from $1.4 million in the first quarter of fiscal 1998 as a result of lower average investment balances following the repayment of a $38.0 million promissory note to Thermo Electron Corporation in June 1997, and due to cash expended for acquisitions during fiscal 1998. These decreases were offset in part by cash received from the sale of the Company's thermal-processing equipment business and Thermo Remediation's interest in a joint venture in October 1997. Interest expense decreased to $2.3 million in fiscal 1999 from $3.1 million in fiscal 1998, primarily due to the repayment of a promissory note to Thermo Electron and the conversion of the Company's 6 1/2% subordinated convertible debentures during fiscal 1998.

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represented Thermo Remediation's proportionate share of income from a joint venture sold in October 1997.

    The effective tax rates in the first quarter of fiscal 1999 and 1998 were 53% and 47%, respectively. These rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate increased in fiscal 1999 due to the larger relative effect of nondeductible expenses.

    Minority interest expense decreased to $160,000 in the first quarter of fiscal 1999 from $269,000 in the first quarter of fiscal 1998, primarily due to lower earnings from the Company's majority-owned subsidiaries.

    In July 1998, Thermo Remediation filed suit against a customer, seeking payment of $2.8 million that has been billed under a contract to provide remediation services. The customer has disputed its obligation to pay Thermo Remediation. While the Company generally maintains reserves for these types of matters, failure to collect this receivable would have a material adverse impact on the Company's future results of operations.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems as well as products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

Liquidity and Capital Resources

    Consolidated working capital was $67.5 million at July 4, 1998, compared with $69.3 million at April 4, 1998. Cash, cash equivalents, and available-for-sale investments were $29.6 million at July 4, 1998, compared with $36.7 million at April 4, 1998. Of the $29.6 million balance at July 4, 1998, $19.9 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiaries. During the first quarter of fiscal 1999, $1.4 million of cash was used in operating activities. During this period, the Company used $4.0 million of cash to fund an increase in unbilled costs and fees. This increase is primarily a result of a large remedial-construction contract at Thermo Remediation and, to a lesser extent, the timing of billings, and costs incurred for a pipeline project at Randers, which commenced during the first quarter of fiscal 1999. In addition, $3.1 million of cash was used to reduce current liabilities, primarily accrued interest.

    Excluding available-for-sale and held-to-maturity investment activity, the Company's investing activities in the first quarter of fiscal 1999 primarily consisted of capital additions. The Company expended $5.8 million for purchases of property, plant, and equipment in the first quarter of fiscal 1999. The Company expects to spend approximately $9.5 million for property, plant, and equipment during the remainder of fiscal 1999.

    The Company's financing activities used cash of $13.8 million in the first quarter of fiscal 1999. During the quarter, the Company repaid notes payable totaling $14.2 million. The Board of Directors of Thermo Remediation, through a series of actions commencing in September 1996, authorized the repurchase, through various dates ending in July 1998, of up to $15.0 million of its own securities. Through July 4, 1998, Thermo Remediation had expended $11.4 million under these authorizations, of which none was expended in the first quarter of fiscal 1999. Any such purchases are funded from working capital.

    The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1998.

                                          THERMO TERRATECH INC.



                                          Paul F. Kelleher
                                          ----------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ----------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer and
                                            Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number    Description of Exhibit

10.1 Deferred Compensation Agreement dated September 16, 1996, between Elson T. Killam Associates Inc. and Emil C. Herkert.

10.2 Addendum dated 1990, to Deferred Compensation Agreement dated September 16, 1986, between Elson T. Killam Associates Inc. and Emil C. Herkert.

10.3 Amendment No. 1, dated April 27, 1990, to Deferred Compensation Agreement dated September 16, 1986, between Elson T. Killam Associates Inc. and Emil C. Herkert.

 27        Financial Data Schedule.