Form 10-Q
period 1998-10-03
THERMO TERRATECH INC
filed 1998-11-10
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                 Outstanding at October 30, 1998
      ----------------------------     -------------------------------
      Common Stock, $.10 par value               19,506,324

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------
                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    October 3,    April 4,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $22,993 and
    $29,583 under repurchase agreement with parent
    company)                                          $ 26,427    $ 34,711
  Available-for-sale investments, at quoted market
    value (amortized cost of $2,008)                     2,006       2,003
  Short-term held-to-maturity investments, at
    amortized cost (quoted market value of $13,979)          -      13,939
  Accounts receivable, less allowances of $4,661
    and $4,450                                          63,964      60,050
  Unbilled contract costs and fees                      21,450      20,547
  Inventories                                            1,949       1,498
  Prepaid and refundable income taxes                    9,709       6,224
  Prepaid expenses                                       3,977       3,810
                                                      --------    --------

                                                       129,482     142,782
                                                      --------    --------

Property, Plant, and Equipment, at Cost                147,587     142,368
  Less: Accumulated depreciation and amortization       55,208      50,659
                                                      --------    --------

                                                        92,379      91,709
                                                      --------    --------

Other Assets                                            18,135      18,227
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies     106,451     107,808
                                                      --------    --------

                                                      $346,447    $360,526
                                                      ========    ========

                              THERMO TERRATECH INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    October 3,    April 4,
(In thousands except share amounts)                       1998        1998
--------------------------------------------------------------------------

Current Liabilities:
  Note payable and current maturities of
    long-term obligations                             $ 16,737    $ 27,165
  Accounts payable                                      16,225      17,728
  Accrued payroll and employee benefits                 11,691      11,359
  Other accrued expenses (Note 4)                       19,270      14,870
  Due to parent company                                  2,739       2,341
                                                      --------    --------

                                                        66,662      73,463
                                                      --------    --------

Deferred Income Taxes                                    2,904       2,901
                                                      --------    --------

Other Deferred Items                                     1,069       1,049
                                                      --------    --------

Long-term Obligations:
  Subordinated convertible debentures (includes
    $3,325 and $3,000 of related-party debt)           149,800     149,800
  Other                                                  3,257       3,344
                                                      --------    --------

                                                       153,057     153,144
                                                      --------    --------

Minority Interest                                       30,362      32,839
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.10 par value, 75,000,000 shares
    authorized; 19,583,773 shares issued                 1,958       1,958
  Capital in excess of par value                        67,680      70,437
  Retained earnings                                     24,624      27,319
  Treasury stock at cost, 77,449 and 51,188 shares        (694)       (484)
  Accumulated other comprehensive items (Note 3)        (1,175)     (2,100)
                                                      --------    --------

                                                        92,393      97,130
                                                      --------    --------
                                                      $346,447    $360,526
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                 -------------------------
                                                  October 3, September 27,
(In thousands except per share amounts)                 1998          1997
--------------------------------------------------------------------------

Revenues:
  Service revenues                                   $77,177       $71,240
  Product revenues                                         -         9,921
                                                     -------       -------

                                                      77,177        81,161
                                                     -------       -------

Costs and Operating Expenses:
  Cost of service revenues                            62,034        57,072
  Cost of product revenues                                 -         8,604
  Selling, general, and administrative expenses       10,723        10,519
  Restructuring costs (Note 4)                        10,217             -
                                                     -------       -------

                                                      82,974        76,195
                                                     -------       -------

Operating Income (Loss)                               (5,797)        4,966

Interest Income                                          511           793
Interest Expense (includes $40 and $36 to parent
  company)                                            (2,205)       (2,566)
Equity in Earnings of Unconsolidated Subsidiary            -            56
                                                     -------       -------

Income (Loss) Before Income Taxes and Minority
  Interest                                            (7,491)        3,249
Income Tax (Provision) Benefit                         2,108        (1,512)
Minority Interest (Expense) Income                     1,687          (170)
                                                     -------       -------

Net Income (Loss)                                    $(3,696)      $ 1,567
                                                     =======       =======

Earnings (Loss) per Share (Note 2):
  Basic                                              $  (.19)      $   .09
                                                     =======       =======

  Diluted                                            $  (.19)      $   .08
                                                     =======       =======

Weighted Average Shares (Note 2):
  Basic                                               19,513        18,404
                                                     =======       =======

  Diluted                                             19,513        18,989
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues:
  Service revenues                                 $153,870       $136,350
  Product revenues                                        -         17,330
                                                   --------       --------

                                                    153,870        153,680
                                                   --------       --------

Costs and Operating Expenses:
  Cost of service revenues                          123,079        108,892
  Cost of product revenues                                -         14,735
  Selling, general, and administrative expenses      22,298         20,679
  Restructuring costs (Note 4)                       10,217              -
                                                   --------       --------

                                                    155,594        144,306
                                                   --------       --------

Operating Income (Loss)                              (1,724)         9,374

Interest Income                                       1,155          2,196
Interest Expense (includes $76 and $447 to
  parent company)                                    (4,462)        (5,699)
Equity in Earnings of Unconsolidated Subsidiary           -            174
Other Income                                              -            204
                                                   --------       --------

Income (Loss) Before Income Taxes and Minority
  Interest                                           (5,031)         6,249
Income Tax (Provision) Benefit                          809         (2,911)
Minority Interest (Expense) Income                    1,527           (439)
                                                   --------       --------

Net Income (Loss)                                  $ (2,695)      $  2,899
                                                   ========       ========

Earnings (Loss) per Share (Note 2):
  Basic                                            $   (.14)      $    .16
                                                   ========       ========

  Diluted                                          $   (.14)      $    .16
                                                   ========       ========

Weighted Average Shares (Note 2):
  Basic                                              19,514         18,025
                                                   ========       ========

  Diluted                                            19,514         18,552
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                  ------------------------
                                                  October 3, September 27,
(In thousands)                                          1998          1997
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                                 $ (2,695)     $  2,899
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Noncash restructuring costs (Note 4)             8,105             -
      Depreciation and amortization                    8,340         7,107
      Equity in earnings of unconsolidated
        subsidiary                                         -          (174)
      Minority interest expense (income)              (1,527)          439
      Provision for losses on accounts receivable        628           223
      Other noncash items                                152          (166)
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                         (5,224)      (11,404)
          Unbilled contract costs and fees            (2,094)       (9,142)
          Other current assets                        (3,647)         (663)
          Accounts payable                            (1,223)        3,056
          Current liabilities                          3,524        (1,965)
                                                    --------      --------

Net cash provided by (used in) operating
  activities                                           4,339        (9,790)
                                                    --------      --------

Investing Activities:
  Acquisitions, net of cash acquired                    (576)       (5,546)
  Proceeds from sale and maturities of
    available-for-sale and held-to-maturity
    investments                                       14,065        10,232
  Purchases of property, plant, and equipment        (10,373)       (9,654)
  Proceeds from sale of property, plant, and
    equipment                                            187           458
  Purchase of other assets                            (1,284)         (724)
  Other                                                  (48)            -
                                                    --------      --------

Net cash provided by (used in) investing
  activities                                        $  1,971      $ (5,234)
                                                    --------      --------

                              THERMO TERRATECH INC.
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                     Six Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Financing Activities:
  Repayment of notes payable                       $(14,292)      $   (392)
  Repayment of notes payable to parent company            -        (38,000)
  Repayment of long-term notes receivable               537              -
  Repurchase of Company and subsidiaries' common
    stock                                              (210)        (6,622)
  Proceeds from issuance of Company and
    subsidiary common stock                              45            758
  Dividends paid by subsidiary to minority
    shareholders                                       (463)          (354)
  Other                                                  (7)          (274)
                                                   --------       --------

Net cash used in financing activities               (14,390)       (44,884)
                                                   --------       --------

Exchange Rate Effect on Cash                           (204)             7
                                                   --------       --------

Decrease in Cash and Cash Equivalents                (8,284)       (59,901)
Cash and Cash Equivalents at Beginning of Period     34,711         63,172
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 26,427       $  3,271
                                                   ========       ========

Noncash Activities:
  Fair value of assets of acquired companies       $    576       $ 16,977
  Cash paid for acquired companies                     (576)        (7,465)
  Issuance of subsidiary common stock for
    acquired company                                      -         (2,400)
                                                   --------       --------

    Liabilities assumed of acquired companies      $      -       $  7,112
                                                   ========       ========

  Conversions of subordinated convertible
    debentures                                     $      -       $ 13,220
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and six-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the six-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of April 4, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. Certain amounts in fiscal 1998 have been reclassified to conform to the presentation in the fiscal 1999 financial statements. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998, filed with the Securities and Exchange Commission.

2.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                              Three Months Ended         Six Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income (Loss)             $(3,696)    $ 1,567      $(2,695)    $ 2,899
                              -------     -------      -------     -------

Weighted Average Shares        19,513      18,404       19,514      18,025
                              -------     -------      -------     -------

Basic Earnings (Loss) per
  Share                       $  (.19)    $   .09      $  (.14)    $   .16
                              =======     =======      =======     =======

                              Three Months Ended         Six Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Diluted
Net Income (Loss)             $(3,696)    $ 1,567      $(2,695)    $ 2,899
Effect of Majority-owned
  Subsidiaries' Dilutive
  Securities                        -          (5)          (2)        (15)
                              -------     -------      -------     -------

Income (Loss) Available to
  Common Shareholders,
  as Adjusted                 $(3,696)    $ 1,562      $(2,697)    $ 2,884
                              -------     -------      -------     -------

Weighted Average Shares        19,513      18,404       19,514      18,025
Effect of Stock Options and
  Warrants                          -         585            -         527
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  19,513      18,989       19,514      18,552
                              -------     -------      -------     -------

Diluted Earnings (Loss) per
  Share                       $  (.19)    $   .08      $  (.14)    $   .16
                              =======     =======      =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of outstanding stock options and warrants because the effect would be antidilutive. As of October 3, 1998, there were 2,652,850 such options and warrants outstanding, with exercise prices ranging from $6.96 to $12.18 per share. The computation of diluted earnings per share for all periods excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would be antidilutive.

    In addition, the computation of diluted earnings per share excludes the effect of outstanding put rights that attached to certain shares issued in connection with an acquisition because the effect would be antidilutive. The put rights obligate the Company, at the holders' option, to purchase an aggregate of 821,417 shares of its common stock for $8.00 per share at any time through January 2002. At the time a holder elects to tender shares, the Company has the option to net cash settle the obligation in lieu of purchasing the shares.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the second quarter of fiscal 1999 and 1998, the Company had a comprehensive loss of $3,308,000 and comprehensive income of $1,483,000, respectively. During the first six months of fiscal 1999 and 1998, the Company had a comprehensive loss of $2,229,000 and comprehensive income of $2,589,000, respectively.

4.  Restructuring Costs

    During the second quarter of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by the Company's ThermoRetec Corporation subsidiary (formerly Thermo Remediation Inc.) in connection with the closure of two soil-recycling facilities. The costs included a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. In addition, the Company recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business. Other accrued expenses in the accompanying October 3, 1998, balance sheet includes $2.1 million for closure costs related to these actions, including severance and lease costs.

5.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may take private its two public subsidiaries, ThermoRetec and The Randers Group Incorporated, and privately held Thermo EuroTech. These businesses would become wholly owned subsidiaries of the Company. It is currently contemplated that shareholders of those subsidiaries would receive shares of common stock of the Company in exchange for their shares of the subsidiaries' common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of the affected subsidiaries; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the subsidiaries' shareholders (other than the Company and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

    Environmental-liability Management - The Company's majority-owned ThermoRetec Corporation (formerly Thermo Remediation Inc.) subsidiary is a national provider of environmental-liability management services. ThermoRetec offers these and related consulting services in five areas: industrial remediation, nuclear remediation, waste-fluids collection and recycling, soil remediation, and environmental-management and information technology consulting. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary, acquired in February 1998.

    Engineering and Design - The Company's majority-owned subsidiary The Randers Group Incorporated provides comprehensive engineering and outsourcing services such as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and inspection and operational services. Randers has proposed changing its name to The Randers Killam Group Inc., subject to shareholder approval. The Company's wholly owned Normandeau Associates Inc. subsidiary provides consulting services that address natural resource management issues.

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

    The Company's revenues were as follows:

                              Three Months Ended        Six Months Ended
                              --------------------     -------------------
                              Oct. 3,    Sept. 27,     Oct. 3,   Sept. 27,
(In thousands)                   1998         1997        1998        1997
--------------------------------------------------------------------------

Environmental-liability
  Management                 $ 39,067     $ 37,019    $ 79,032    $ 67,759
Engineering and Design         23,764       21,358      46,540      41,954
Laboratory Testing              9,901        9,021      19,572      18,376
Metal Treating (a)              4,798       14,494       9,504      26,588
Intercompany Sales
  Eliminations                   (353)        (731)       (778)       (997)
                             --------     --------    --------    --------

                             $ 77,177     $ 81,161    $153,870    $153,680
                             ========     ========    ========    ========

(a) Includes the results of the Company's thermal-processing equipment business, which was sold in October 1997.

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

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

    Total revenues decreased to $77.2 million in the second quarter of fiscal 1999 from $81.2 million in the second quarter of fiscal 1998. Metal-treating revenues decreased to $4.8 million in fiscal 1999 from $14.5 million in fiscal 1998, due to the sale of the Company's thermal- processing equipment business in October 1997, which contributed revenues of $9.9 million in fiscal 1998. Revenues from environmental-liability management services increased 6% to $39.1 million in fiscal 1999 from $37.0 million in fiscal 1998. Revenues at ThermoRetec increased to $35.1 million in fiscal 1999 from $33.6 million in fiscal 1998, primarily due to increased revenues from consulting and engineering services at Remediation Technologies, Inc. (RETEC) and the inclusion of $2.5 million of revenues from two businesses acquired in fiscal 1998. Revenues from ThermoRetec's soil-remediation services increased $1.1 million in fiscal

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998
(continued)

1999, resulting from higher volumes of soil processed. These increases were offset in part by a $5.5 million decrease in revenues resulting from a decline in the number of contracts in process at ThermoRetec's IEM Sealand subsidiary. Revenues from Thermo EuroTech increased $0.5 million to $3.9 million, primarily due to the inclusion of $1.8 million in revenues from Green Sunrise, acquired in February 1998, offset in part by a decrease in sales of usable oil products. Revenues from engineering and design services increased to $23.8 million in fiscal 1999 from $21.4 million in fiscal 1998, primarily due to increased revenues from two construction and labor management contracts for which work commenced during the first quarter of fiscal 1999 and is expected to be completed by the end of the first quarter of fiscal 2000. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in environmental-liability management services, increased to $9.9 million in fiscal 1999 from $9.0 million in fiscal 1998, due to higher demand.

    The gross profit margin remained relatively unchanged at 19.6% in the second quarter of fiscal 1999, compared with 19.1% in the second quarter of fiscal 1998. The overall gross profit margin increased due to the effect of the sale of the lower-margin thermal-processing equipment business in October 1997. The gross profit margin from environmental-liability management services increased in fiscal 1999 primarily as a result of improved margins at Thermo EuroTech due to the inclusion of higher-margin revenue at Green Sunrise, offset in part by lower margins on certain remedial-construction contracts at ThermoRetec's IEM Sealand subsidiary. The gross profit margin from engineering and design services decreased in fiscal 1999, primarily due to a change in the sales mix of contracts.

    Selling, general, and administrative expenses as a percentage of revenues increased slightly to 14% in the second quarter of fiscal 1999 from 13% in the second quarter of fiscal 1998, primarily due to the sale of the Company's thermal-processing equipment business which had lower relative selling, general, and administrative expenses.

    During the second quarter of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by ThermoRetec in connection with the closure of two soil-recycling facilities. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. The closure was in response to changes in market conditions, which resulted in lower priced disposal alternatives. These facilities reported revenues and operating losses of $2.2 million and $0.8 million, respectively, in fiscal 1998, and revenues and operating losses before the restructuring costs of $1.8 million and $0.1 million, respectively, in the first six months of fiscal 1999. In addition, the Company recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business (Note 4).

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998
(continued)

    Interest income decreased to $0.5 million in the second quarter of fiscal 1999 from $0.8 million in the second quarter of fiscal 1998 as a result of lower average invested balances. Interest expense decreased to $2.2 million in fiscal 1999 from $2.6 million in fiscal 1998, primarily due to the repayment of a note payable in February and May 1998, offset in part by an increase in borrowed funds for the acquisition of Green Sunrise in February 1998.

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represented ThermoRetec's proportionate share of income from a joint venture sold in October 1997.

    The Company recorded a tax benefit in the second quarter of fiscal 1999 at an effective rate below the statutory federal income tax rate primarily due to the write-off of nondeductible cost in excess of net assets of acquired companies. The effective tax rate in the second quarter of fiscal 1998 was 47% and exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    The Company recorded minority interest income of $1.7 million in the second quarter of fiscal 1999, compared with minority interest expense of $0.2 million in the second quarter of fiscal 1998, primarily due to losses incurred in fiscal 1999 by two of the Company's majority-owned subsidiaries.

    In July 1998, ThermoRetec filed suit against a customer, seeking payment of $2.6 million that has been billed under a contract to provide remediation services. The customer has disputed its obligation to pay ThermoRetec. While the Company generally maintains reserves for these types of matters, failure to collect this receivable would have a material adverse impact on the Company's future results of operations.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

    Total revenues were $153.9 million in the first six months of fiscal 1999, compared with $153.7 million in the first six months of fiscal 1998. Metal-treating revenues decreased to $9.5 million in fiscal 1999 from $26.6 million in fiscal 1998, due to the sale of the Company's thermal-processing equipment business in October 1997, which contributed revenues of $17.3 million in fiscal 1998. Revenues from environmental-liability management services increased 17% to $79.0 million in fiscal 1999 from $67.8 million in fiscal 1998. Revenues at ThermoRetec increased to $69.6 million in fiscal 1999 from $61.8 million in fiscal 1998, primarily due to increased revenues from consulting and engineering services at RETEC and, to a lesser extent, the inclusion of $5.2 million of revenues from two businesses acquired in fiscal 1998. Revenues from ThermoRetec's soil-remediation services increased $2.9 million in fiscal 1999, resulting from higher volumes of soil processed. These increases

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

were offset in part by a $9.7 million decrease in revenues resulting from a decline in the number of contracts in process at ThermoRetec's IEM Sealand subsidiary. Revenues from Thermo EuroTech increased $3.6 million to $9.5 million, primarily due to the inclusion of $3.6 million of revenues from Green Sunrise, acquired in February 1998. Revenues from engineering and design services increased to $46.5 million in fiscal 1999 from $42.0 million in fiscal 1998. Revenues increased $3.5 million due to the inclusion of revenues from Randers, acquired in May 1997. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in environmental-liability management services, increased to $19.6 million in fiscal 1999 from $18.4 million in fiscal 1998, due to higher demand.

    The gross profit margin remained relatively unchanged at 20.0% in the first six months of fiscal 1999, compared with 19.6% in the first six months of fiscal 1998. The overall gross profit margin increased due to the effect of the sale of the lower-margin thermal-processing equipment business in October 1997. The gross profit margin from engineering and design services decreased in fiscal 1999, primarily due to a change in the sales mix of contracts. The gross profit margin from environmental-liability management services increased in fiscal 1999 primarily as a result of improved margins at Thermo EuroTech due to the inclusion of higher-margin revenue at Green Sunrise, offset in part by lower-margin revenue from certain remedial-construction contracts at IEM Sealand.

    Selling, general, and administrative expenses as a percentage of revenues increased slightly to 14% in the first six months of fiscal 1999 from 13% in the first six months of fiscal 1998, primarily due to the inclusion of higher relative expenses at Green Sunrise and, to a lesser extent, lower expenses in the first quarter of fiscal 1998 during a period of management transition at Thermo EuroTech. This increase was also due to the absence in fiscal 1999 of lower relative expenses at the Company's thermal-processing equipment business.

    Interest income decreased to $1.2 million in the first six months of fiscal 1999 from $2.2 million in the first six months of fiscal 1998 as a result of lower average invested balances. Interest expense decreased to $4.5 million in fiscal 1999 from $5.7 million in fiscal 1998, primarily due to the repayment of a note payable in February and May 1998, the repayment of a promissory note to Thermo Electron, and the conversion of the Company's 6 1/2% subordinated convertible debentures during fiscal 1998.

    During the second quarter of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by ThermoRetec in connection with the closure of two soil-recycling facilities and $1.0 million related to restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business (Note 4).

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represented ThermoRetec's proportionate share of income from a joint venture sold in October 1997.

    The Company recorded a tax benefit in the first six months of fiscal 1999 at an effective rate below the statutory federal income tax rate primarily due to the write-off of nondeductible cost in excess of net assets of acquired companies. The effective tax rate in the first six months of fiscal 1998 was 47%. This rate exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    The Company recorded minority interest income of $1.5 million in the first six months of fiscal 1999, compared with minority interest expense of $0.4 million in the first six months of fiscal 1998, primarily due to losses incurred in fiscal 1999 by two of the Company's majority-owned subsidiaries.

Liquidity and Capital Resources

    Consolidated working capital was $62.8 million at October 3, 1998, compared with $69.3 million at April 4, 1998. Cash, cash equivalents, and available-for-sale investments were $28.4 million at October 3, 1998, compared with $36.7 million at April 4, 1998. Of the $28.4 million balance at October 3, 1998, $20.5 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiaries. During the first six months of fiscal 1999, $4.3 million of cash was provided by operating activities. During this period, the Company used $5.2 million of cash to fund an increase in accounts receivable. This increase was primarily a result of a large remedial-construction contract and a slowing of collections at ThermoRetec. ThermoRetec expects to increase collection efforts over the remainder of fiscal 1999. In addition, cash of $2.1 million and $3.6 million was used to fund an increase in unbilled contract costs and fees and other current assets, respectively. The increase in unbilled contract costs and fees was primarily due to a construction and labor management contract at Randers, which commenced during the first quarter of fiscal 1999, and, to a lesser extent, the timing of billings. The increase in other current assets was primarily due to an increase in prepaid and refundable income taxes.

    Excluding available-for-sale and held-to-maturity investment activity, the Company's investing activities in the first six months of fiscal 1999 primarily consisted of capital additions. The Company expended $10.4 million for purchases of property, plant, and equipment in fiscal 1999 and expects to spend approximately $5.0 million for capital additions during the remainder of fiscal 1999. In addition, during August 1998, ThermoRetec made an acquisition for $0.6 million in cash.

    The Company's financing activities used cash of $14.4 million in the first six months of fiscal 1999. During fiscal 1999, the Company repaid notes payable totaling $14.3 million. The Board of Directors of ThermoRetec, through a series of actions commencing in September 1996, authorized the repurchase, through various dates ending in July 1998, of up to $15.0 million of its own securities. Through October 3, 1998, ThermoRetec had expended $11.4 million under these authorizations, of which none was expended in the first six months of fiscal 1999. Any such purchases were funded from working capital.

    The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. In addition, $38.0 million principal amount of ThermoRetec's 4 7/8% subordinated convertible debentures matures on May 1, 2000. The Company expects that it will finance any such acquisitions and the redemption of such debentures through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all. Except as described in this paragraph with respect to ThermoRetec's debentures, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and contacting suppliers, vendors and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Some services provided by the Company may involve the delivery to clients of third-party software and hardware. Accordingly, the Company may see an increase in warranty and other claims related to Company services that incorporate such software or hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On September 15, 1998, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Dr. John P. Appleton, Mr. John N. Hatsopoulos, Mr. Brian D. Holt, Mr. Donald E. Noble, Mr. William A. Rainville, and Mr. Polyvios C. Vintiadis. Mr. Brian D. Holt, Mr. William A. Rainville, and Mr. Polyvios C. Vintiadis each received 18,656,641 shares voted in favor of his election and 12,273 shares voted against. Dr. John P. Appleton, Mr. John N. Hatsopoulos, and Mr. Donald E. Noble received 18,654,611, 18,656,566, and 18,656,253 shares, respectively, voted in favor of their election and 14,303, 12,348, and 12,661 shares, respectively, voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the second quarter of fiscal 1999.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1998.

                                          THERMO TERRATECH INC.



                                          Paul F. Kelleher
                                          ---------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ---------------------------
                                          John N. Hatsopoulos
                                          Chief Financial Officer and
                                            Senior Vice President

                              THERMO TERRATECH INC.
                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
---------------------------------------------------------------------------
  27       Financial Data Schedule.