Form 10-Q
period 1999-01-02
THERMO TERRATECH INC
filed 1999-02-08
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                 Outstanding at January 29, 1999
      ----------------------------     -------------------------------
      Common Stock, $.10 par value               19,171,261

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    January 2,    April 4,
(In thousands)                                            1999        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $31,721 and
    $29,583 under repurchase agreement with parent
    company)                                          $ 34,845    $ 34,711
  Available-for-sale investments, at quoted market
    value (amortized cost of $2,008)                         -       2,003
  Short-term held-to-maturity investments, at
    amortized cost (quoted market value of $13,979)          -      13,939
  Accounts receivable, less allowances of $4,165
    and $4,450                                          64,311      60,050
  Unbilled contract costs and fees                      19,917      20,547
  Inventories                                            1,823       1,498
  Prepaid and refundable income taxes                    9,708       6,224
  Prepaid expenses                                       3,436       3,810
                                                      --------    --------

                                                       134,040     142,782
                                                      --------    --------

Property, Plant, and Equipment, at Cost                148,467     142,368
  Less: Accumulated depreciation and amortization       57,048      50,659
                                                      --------    --------

                                                        91,419      91,709
                                                      --------    --------

Other Assets                                            18,376      18,227
                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies     110,317     107,808
                                                      --------    --------

                                                      $354,152    $360,526
                                                      ========    ========

                              THERMO TERRATECH INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    January 2,    April 4,
(In thousands except share amounts)                       1999        1998
--------------------------------------------------------------------------

Current Liabilities:
  Note payable and current maturities of
    long-term obligations                             $ 16,534    $ 27,165
  Accounts payable                                      20,259      17,728
  Accrued payroll and employee benefits                 12,075      11,359
  Other accrued expenses (Note 4)                       18,695      14,870
  Due to parent company                                  2,196       2,341
                                                      --------    --------

                                                        69,759      73,463
                                                      --------    --------

Deferred Income Taxes                                    2,904       2,901
                                                      --------    --------

Other Deferred Items                                       939       1,049
                                                      --------    --------

Long-term Obligations:
  Subordinated convertible debentures (includes
    $3,425 and $3,000 of related-party debt;
    Note 5)                                            156,799     149,800
  Other                                                  2,880       3,344
                                                      --------    --------

                                                       159,679     153,144
                                                      --------    --------

Minority Interest                                       28,238      32,839
                                                      --------    --------

Shareholders' Investment:
  Common stock, $.10 par value, 75,000,000 shares
    authorized; 19,583,773 shares issued                 1,958       1,958
  Capital in excess of par value                        68,673      70,437
  Retained earnings                                     25,395      27,319
  Treasury stock at cost, 264,362 and 51,188 shares     (2,188)       (484)
  Accumulated other comprehensive items (Note 3)        (1,205)     (2,100)
                                                      --------    --------

                                                        92,633      97,130

                                                      --------    --------
                                                      $354,152    $360,526
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 January 2,     January 3,
(In thousands except per share amounts)                1999           1998
--------------------------------------------------------------------------

Revenues                                           $ 80,400       $ 73,875
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues                                   64,549         59,874
  Selling, general, and administrative expenses      11,874         11,074
                                                   --------       --------

                                                     76,423         70,948
                                                   --------       --------

Operating Income                                      3,977          2,927

Interest Income                                         497            999
Interest Expense (includes $42 and $37 to parent
  company)                                           (2,307)        (2,672)
Gain on Sale of Businesses, Net                           -          2,975
Other Income                                             40              -
                                                   --------       --------

Income Before Provision for Income Taxes and
  Minority Interest                                   2,207          4,229
Provision for Income Taxes                            1,343          2,004
Minority Interest Expense                                93            569
                                                   --------       --------

Net Income                                         $    771       $  1,656
                                                   ========       ========

Earnings per Share (Note 2):
  Basic                                            $    .04       $    .09
                                                   ========       ========

  Diluted                                          $    .04       $    .08
                                                   ========       ========

Weighted Average Shares (Note 2):
  Basic                                              19,421         19,218
                                                   ========       ========

  Diluted                                            21,268         19,268
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands except per share amounts)               1999            1998
--------------------------------------------------------------------------

Revenues:
  Service revenues                                $234,270        $210,225
  Product revenues                                       -          17,330
                                                  --------        --------

                                                   234,270         227,555
                                                  --------        --------

Costs and Operating Expenses:
  Cost of service revenues                         187,628         168,766
  Cost of product revenues                               -          14,735
  Selling, general, and administrative expenses     34,172          31,753
  Restructuring costs (Note 4)                      10,217               -
                                                  --------        --------

                                                   232,017         215,254
                                                  --------        --------

Operating Income                                     2,253          12,301

Interest Income                                      1,652           3,195
Interest Expense (includes $118 and $556 to
  parent company)                                   (6,769)         (8,371)
Gain on Sale of Businesses, Net                          -           2,975
Equity in Earnings of Unconsolidated Subsidiary          -             174
Other Income                                            40             204
                                                  --------        --------

Income (Loss) Before Provision for Income Taxes
  and Minority Interest                             (2,824)         10,478
Provision for Income Taxes                             534           4,915
Minority Interest (Income) Expense                  (1,434)          1,008
                                                  --------        --------

Net Income (Loss)                                 $ (1,924)       $  4,555
                                                  ========        ========

Earnings (Loss) per Share (Note 2):
  Basic                                           $   (.10)       $    .25
                                                  ========        ========

  Diluted                                         $   (.10)       $    .24
                                                  ========        ========

Weighted Average Shares (Note 2):
  Basic                                             19,483          18,423
                                                  ========        ========

  Diluted                                           19,483          18,791
                                                  ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands)                                        1999            1998
--------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                               $ (1,924)       $  4,555
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Noncash restructuring costs (Note 4)           8,105               -
      Depreciation and amortization                 12,356          11,094
      Equity in earnings of unconsolidated
        subsidiary                                       -            (174)
      Minority interest (income) expense            (1,434)          1,008
      Provision for losses on accounts
        receivable                                     963             381
      Gain on sale of businesses, net                    -          (2,975)
      Other noncash items                              225            (242)
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                       (4,362)        (16,129)
          Unbilled contract costs and fees            (450)         (1,418)
          Other current assets                      (3,118)           (852)
          Accounts payable                           2,737           6,982
          Other current liabilities                  3,220          (4,272)
                                                  --------        --------

Net cash provided by (used in) operating
  activities                                        16,318          (2,042)
                                                  --------        --------

Investing Activities:
  Acquisitions, net of cash acquired                  (643)         (8,419)
  Proceeds from sale and maturities of
    available-for-sale and held-to-maturity
    investments                                     16,071          12,304
  Purchases of property, plant, and equipment      (12,656)        (13,578)
  Proceeds from sale of property, plant, and
    equipment                                          371           1,844
  Purchase of other assets                          (2,680)         (1,536)
  Proceeds from sale of businesses                       -          19,722
  Other                                                 60               -
                                                  --------        --------

Net cash provided by investing activities         $    523        $ 10,337
                                                  --------        --------

                              THERMO TERRATECH INC.
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                January 2,      January 3,
(In thousands)                                        1999            1998
--------------------------------------------------------------------------

Financing Activities:
  Repayment of notes payable                      $(14,761)       $   (546)
  Repayment of notes payable to parent company           -         (38,000)
  Repurchase of Company and subsidiaries'
    common stock                                    (1,705)         (7,197)
  Proceeds from issuance of Company and
    subsidiary common stock                             55           1,140
  Issuance of long-term notes receivable              (237)           (453)
  Collection of long-term notes receivable             596               -
  Dividends paid by subsidiary to minority
    shareholders                                      (402)           (354)
  Other                                                 11            (150)
                                                  --------        --------

Net cash used in financing activities              (16,443)        (45,560)
                                                  --------        --------

Exchange Rate Effect on Cash                          (264)            (20)
                                                  --------        --------

Increase (Decrease) in Cash and Cash Equivalents       134         (37,285)
Cash and Cash Equivalents at Beginning of
  Period                                            34,711          63,172
                                                  --------        --------

Cash and Cash Equivalents at End of Period        $ 34,845        $ 25,887
                                                  ========        ========

Noncash Activities:
  Fair value of assets of acquired companies      $    643        $ 21,412
  Cash paid for acquired companies                    (643)        (10,365)
  Issuance of subsidiary common stock for
    acquired company                                     -          (2,850)
                                                  --------        --------

      Liabilities assumed of acquired companies   $      -        $  8,197
                                                  ========        ========

  Conversions of subordinated convertible
    debentures                                    $      -        $ 13,894
                                                  ========        ========

  Issuance of subordinated convertible
    debentures in exchange for subsidiary
    common stock (Note 5)                         $  6,999        $      -
                                                  ========        ========

  Note receivable received upon sale of
    business                                      $      -        $  2,881
                                                  ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO TERRATECH INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, the results of operations for the three- and nine-month periods ended January 2, 1999, and January 3, 1998, and the cash flows for the nine-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ended January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively, and its results of operations and cash flows for the nine-month periods ended January 2, 1999, and January 3, 1998, include 39 weeks and 40 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Jan. 2,     Jan. 3,      Jan. 2,     Jan. 3,
per share amounts)               1999        1998         1999        1998
--------------------------------------------------------------------------
Basic
Net Income (Loss)             $   771     $ 1,656      $(1,924)    $ 4,555
                              -------     -------      -------     -------

Weighted Average Shares        19,421      19,218       19,483      18,423
                              -------     -------      -------     -------

Basic Earnings (Loss) per
  Share                       $   .04     $   .09      $  (.10)    $   .25
                              =======     =======      =======     =======

                              Three Months Ended        Nine Months Ended
                              ------------------       -------------------
(In thousands except          Jan. 2,     Jan. 3,      Jan. 2,     Jan. 3,
per share amounts)               1999        1998         1999        1998
--------------------------------------------------------------------------
Diluted
Net Income (Loss)             $   771     $ 1,656      $(1,924)    $ 4,555
Effect of:
  Convertible debentures           26           -            -           -
  Majority-owned
    subsidiaries' dilutive
    securities                      -         (23)           -         (22)
                              -------     -------      -------     -------

Income (Loss) Available to
  Common Shareholders, as
  Adjusted                    $   797     $ 1,633      $(1,924)    $ 4,533
                              -------     -------      -------     -------

Weighted Average Shares        19,421      19,218       19,483      18,423
Effect of:
  Convertible debentures        1,333           -            -           -
  Put rights                      514           -            -           -
  Stock options and warrants        -          50            -         368
                              -------     -------      -------     -------

Weighted Average Shares, as
  Adjusted                     21,268      19,268       19,483      18,791
                              -------     -------      -------     -------

Diluted Earnings (Loss) per
  Share                       $   .04     $   .08      $  (.10)    $   .24
                              =======     =======      =======     =======

    The computation of diluted earnings per share for the quarter ended January 2, 1999, includes the effect of outstanding put rights that are attached to certain shares issued in connection with an acquisition. The put rights obligate the Company, at the holders' option, to purchase shares of the Company's common stock for $8.00 per share at any time through January 2002. At the time a holder elects to tender shares, the Company has the option to net cash settle the obligation in lieu of purchasing the shares. At January 2, 1999, put rights with respect to an aggregate of 634,504 shares were outstanding.

    In addition, the computation of diluted earnings per share for the quarter ended January 2, 1999, includes the effect of assuming the conversion of $6,999,000 principal amount of 2 1/2% subordinated convertible debentures, convertible at $5.25 per share (Note 5).

    The computation of diluted earnings (loss) per share for the fiscal 1999 periods excludes the effect of assuming the exercise of outstanding stock options and warrants because the effect would be antidilutive. As of January 2, 1999, there were 2,038,819 of such options and warrants outstanding, with exercise prices ranging from $4.16 to $14.58 per share. The computation of diluted earnings (loss) per share for all periods excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the third quarter of fiscal 1999 and 1998, the Company had comprehensive income of $741,000 and $1,499,000, respectively. During the first nine months of fiscal 1999 and 1998, the Company had a comprehensive loss of $1,488,000 and comprehensive income of $4,088,000, respectively.

4.  Restructuring Costs

    During the second quarter of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by the Company's ThermoRetec Corporation subsidiary (formerly Thermo Remediation Inc.) in connection with the closure of two soil-recycling facilities. The costs include a $6.2 million write-down of fixed assets to their estimated disposal value of $0.9 million and a $1.9 million write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as $1.1 million for other closure costs, including $0.5 million for lease costs and $0.3 million for severance for nine employees. ThermoRetec expects to complete the closure of the two soil-recycling facilities before the end of fiscal 1999. In addition, the Company recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business. During the first nine months of fiscal 1999, the Company expended $0.1 million for closure costs. Other accrued expenses in the accompanying balance sheet as of January 2, 1999, include $2.0 million for closure costs related to these facilities, including ongoing lease costs and, to a lesser extent, severance.

5. Issuance of Convertible Subordinated Debentures in Exchange for Subsidiary Common Stock

    During fiscal 1999, the Company reorganized the capital structure of Thermo EuroTech N.V., a privately held subsidiary, by offering shareholders the right to exchange their common shares in Thermo EuroTech for 2 1/2% Convertible Subordinated Debentures due 2001 (the Debentures) issued by a new wholly owned Delaware subsidiary of the Company, known as Thermo EuroTech (Delaware) Inc.
(TETD). As of October 31, 1998, when the exchange offer expired, 1,646,854 common shares had been exchanged by Thermo EuroTech's shareholders, subject to certain conditions, for Debentures having an aggregate principal amount equal to $6,999,000. The reacquisition of these shares was accounted for using the purchase method of accounting. The Debentures are not redeemable prior to maturity, and are convertible into common stock of TETD at an initial conversion price of $5.25 per share. The Debentures are guaranteed on a subordinated basis

5. Issuance of Convertible Subordinated Debentures in Exchange for Subsidiary Common Stock (continued)

by the Company's parent company, Thermo Electron Corporation. Following the transaction, the Company owned 78% of Thermo EuroTech's outstanding common shares.

6.  Option Exchange

    In November 1998, the Company's employees, excluding its officers and directors, were offered the opportunity to exchange previously granted options to purchase shares of Company common stock for an amount of options equal to half of the number of options previously held, exercisable at a price equal to the fair market value at the time of the exchange offer. Holders of options to acquire 1,182,000 shares at a weighted average exercise price of $8.80 elected to participate in this exchange and, as a result, received options to purchase 591,000 shares of Company common stock at $4.50 per share. The other terms of the new options are the same as the exchanged options except that the holders may not sell shares purchased pursuant to such new options for six months from the exchange date.

7.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may take private its two public subsidiaries, ThermoRetec Corporation and The Randers Killam Group Inc. (formerly The Randers Group Incorporated). These businesses would become wholly owned subsidiaries of the Company. It is currently contemplated that shareholders of those subsidiaries would receive shares of common stock of the Company in exchange for their shares of the subsidiaries' common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of the affected subsidiaries; the negotiation and execution of a definitive merger agreement; the receipt of fairness opinions from investment banking firms that the transactions are fair to the subsidiaries' shareholders (other than the Company and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

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

    Environmental-liability Management - The Company's majority-owned ThermoRetec Corporation (formerly Thermo Remediation Inc.) subsidiary is a national provider of environmental-liability management services. ThermoRetec offers these and related consulting services in five areas: industrial remediation, nuclear remediation, waste-fluids collection and recycling, soil remediation, and environmental-management and information technology consulting. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off- spec" and contaminated petroleum fluids into usable oil products. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary, acquired in February 1998.

    Engineering and Design - The Company's majority-owned subsidiary The Randers Killam Group Inc. (formerly The Randers Group Incorporated) provides comprehensive engineering and outsourcing services such as water and wastewater treatment, highway and bridge projects, process engineering, construction management, and inspection and operational services. The Company's wholly owned Normandeau Associates Inc. subsidiary provides consulting services that address natural resource management issues.

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

    The Company's revenues were as follows:

                            Three Months Ended        Nine Months Ended
                            --------------------     -------------------
                             Jan. 2,     Jan. 3,     Jan. 2,     Jan. 3,
(In thousands)                  1999        1998        1999        1998
------------------------------------------------------------------------

Environmental-liability
  Management               $ 41,321     $ 38,293    $120,353    $106,053
Engineering and Design       23,565       21,319      70,105      63,273
Laboratory Testing           11,001       10,058      30,573      28,434
Metal Treating (a)            4,655        4,857      14,159      31,444
Intercompany Sales
  Eliminations                 (142)        (652)       (920)     (1,649)
                           --------     --------    --------    --------

                           $ 80,400     $ 73,875    $234,270    $227,555
                           ========     ========    ========    ========

(a) Includes the results of the Company's thermal-processing equipment business sold in October 1997.

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

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

    Total revenues increased to $80.4 million in the third quarter of fiscal 1999 from $73.9 million in the third quarter of fiscal 1998. Revenues from environmental-liability management services increased to $41.3 million in fiscal 1999 from $38.3 million in fiscal 1998. Revenues at ThermoRetec increased to $36.9 million in fiscal 1999 from $34.6 million in fiscal 1998, primarily due to $1.2 million of increased revenues from consulting and engineering services at Remediation Technologies, Inc. (RETEC) and the inclusion of $1.0 million of revenues from a business acquired in fiscal 1998. These increases were substantially offset by a decrease in revenues at ThermoRetec's IEM Sealand subsidiary, resulting from a decline in the number of contracts in process. Revenues from Thermo EuroTech increased $0.7 million to $4.4 million, primarily due to the inclusion of $2.0 million in revenues from Green Sunrise, acquired February 1998, offset in part by a decrease in sales of usable oil products as a result of a decline in world oil prices. Revenues from engineering and design services increased to $23.6 million in fiscal 1999 from $21.3 million in fiscal 1998, primarily due to increased revenues from two construction and labor management contracts for which work commenced during the first quarter of fiscal 1999 and is expected to be completed by the end of the first quarter of

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998
(continued)

fiscal 2000. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in environmental-liability management services, increased to $11.0 million in fiscal 1999 from $10.1 million in fiscal 1998, due to higher demand.

    The gross profit margin increased to 19.7% in the third quarter of fiscal 1999 compared with 19.0% in the third quarter of fiscal 1998. The gross profit margin from environmental-liability management services increased in fiscal 1999, primarily due to the effect in fiscal 1998 of certain loss contracts for remedial construction services at IEM Sealand and higher utilization of billable personnel at RETEC in fiscal 1999. Following the decision to close two soil-recycling facilities and to write down the associated assets (Note 4), the Company discontinued depreciating the fixed assets at the sites. This action reduced cost of revenues in the third quarter of fiscal 1999 by $0.2 million. This improvement was offset in part by a lower gross margin from engineering and design services, primarily due to a change in the mix of contracts.

    Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 15% in the third quarter of fiscal 1999 and 1998.

    Interest income decreased to $0.5 million in the third quarter of fiscal 1999 from $1.0 million in the third quarter of fiscal 1998 as a result of lower average invested balances. Interest expense decreased to $2.3 million in fiscal 1999 from $2.7 million in fiscal 1998, primarily due to the repayment of a note payable in February and May 1998, offset in part by an increase in borrowed funds for the acquisition of Green Sunrise in February 1998.

    "Gain on sale of businesses, net" in the third quarter of fiscal 1998 primarily resulted from ThermoRetec's sale of a joint venture.

    The effective tax rates in the third quarter of fiscal 1999 and 1998 were 61% and 47%, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. The effective tax rate increased in fiscal 1999 primarily due to higher relative nondeductible expenses.

    Minority interest expense decreased to $0.1 million in the third quarter of fiscal 1999 from $0.6 million in the third quarter of fiscal 1998, primarily due to lower earnings from the Company's majority-owned subsidiaries in fiscal 1999.

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

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

    Total revenues were $234.3 million in the first nine months of fiscal 1999, compared with $227.6 million in the first nine months of fiscal 1998. Metal-treating revenues decreased to $14.2 million in fiscal 1999 from $31.4 million in fiscal 1998, due to the sale of the Company's thermal-processing equipment business in October 1997, which contributed revenues of $17.3 million in fiscal 1998. Revenues from environmental-liability management services increased 13% to $120.4 million in fiscal 1999 from $106.1 million in fiscal 1998. Revenues at ThermoRetec increased to $106.5 million in fiscal 1999 from $96.5 million in fiscal 1998, primarily due to $7.1 million of higher revenues from consulting and engineering services at RETEC and, to a lesser extent, the inclusion of $6.2 million of revenues from businesses acquired in fiscal 1998. Revenues from ThermoRetec's soil-remediation services increased $3.8 million in fiscal 1999, resulting from higher volumes of soil processed. These increases were offset in part by a decrease in revenues resulting from a decline in the number of contracts in process at ThermoRetec's IEM Sealand subsidiary. Revenues from Thermo EuroTech increased $4.3 million to $13.9 million due to the inclusion of $5.7 million of revenues from Green Sunrise, acquired February 1998, offset in part by a decrease in sales of usable oil products. Revenues from engineering and design services increased to $70.1 million in fiscal 1999 from $63.3 million in fiscal 1998, primarily due to increased revenues from two construction and labor management contracts. Engineering and design services revenues also increased $3.5 million due to the inclusion of revenues from Randers, acquired May 1997. Revenues from laboratory-testing services, excluding radiochemistry laboratory services included in environmental-liability management services, increased to $30.6 million in fiscal 1999 from $28.4 million in fiscal 1998, due to higher demand.

    The gross profit margin remained relatively unchanged at 19.9% in the first nine months of fiscal 1999, compared with 19.4% in the first nine months of fiscal 1998. The overall gross profit margin increased due to the effect of the sale of the lower-margin thermal-processing equipment business in October 1997. The gross profit margin from environmental-liability management services increased in fiscal 1999 primarily due to higher volumes of soil processed and higher utilization of billable personnel at RETEC and, to a lesser extent, at Thermo EuroTech due to the inclusion of higher-margin revenue at Green Sunrise. The gross profit margin from engineering and design services decreased in fiscal 1999, primarily due to a change in the mix of contracts.

    Selling, general, and administrative expenses as a percentage of revenues increased slightly to 14.6% in the first nine months of fiscal 1999 from 14.0% in the first nine months of fiscal 1998, primarily due to the absence in fiscal 1999 of lower relative expenses at the Company's thermal-processing equipment business.

    Interest income decreased to $1.7 million in the first nine months of fiscal 1999 from $3.2 million in the first nine months of fiscal 1998 as a result of lower average invested balances. Interest expense decreased to $6.8 million in fiscal 1999 from $8.4 million in fiscal 1998, primarily due to the repayment of a note payable in February and May

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998
 (continued)

1998, the repayment of a promissory note to Thermo Electron Corporation, and the conversion of the Company's 6 1/2% subordinated convertible debentures during fiscal 1998.

    During the second quarter of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by ThermoRetec in connection with the closure of two soil-recycling facilities. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. The closure was in response to changes in market conditions, which resulted in lower-priced disposal alternatives. These facilities reported aggregated revenues and operating losses of $2.2 million and $0.8 million, respectively, in fiscal 1998, and aggregated revenues and operating losses prior to the decision to close the facilities of $1.8 million and $0.1 million, respectively, in fiscal 1999. In addition, the Company recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business (Note 4).

    Equity in earnings of unconsolidated subsidiary in fiscal 1998 represented ThermoRetec's proportionate share of income from a joint venture. "Gain on sale of businesses, net" in fiscal 1998 primarily resulted from ThermoRetec's sale of its interest in this joint venture.

    The Company recorded income tax expense of $0.5 million in the first nine months of fiscal 1999 on a pretax loss primarily due to the effect of nondeductible amortization and write off of cost in excess of net assets of acquired companies. The effective tax rate in the first nine months of fiscal 1998 was 47%. This rate exceeded the statutory federal income tax rate primarily due to the nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes.

    The Company recorded minority interest income of $1.4 million in the first nine months of fiscal 1999, compared with minority interest expense of $1.0 million in the first nine months of fiscal 1998, primarily due to lower earnings at the Company's majority-owned subsidiaries in fiscal 1999.

Liquidity and Capital Resources

    Consolidated working capital was $64.3 million at January 2, 1999, compared with $69.3 million at April 4, 1998. Cash, cash equivalents, and available-for-sale investments were $34.8 million at January 2, 1999, compared with $36.7 million at April 4, 1998. Of the $34.8 million balance at January 2, 1999, $29.6 million was held by the Company's majority-owned subsidiaries, and the remainder was held by the Company and its wholly owned subsidiaries. During the first nine months of fiscal 1999, $16.3 million of cash was provided by operating activities. During this period, the Company used $4.4 million of cash to fund an increase in accounts receivable. This increase was primarily a result of the $2.6 million receivable at ThermoRetec under dispute, discussed in the results of operations for the third quarter of fiscal 1999. In addition, cash of $3.1 million was used to fund an increase in other current assets, primarily due to an increase in prepaid and refundable income taxes. These uses of cash were offset in part by $6.0 million of cash provided by an increase in accounts payable and other current liabilities due to increased subcontract work at Randers, as well as timing of payments, including restructuring costs (Note 4).

    Excluding available-for-sale and held-to-maturity investment activity, the Company's investing activities in the first nine months of fiscal 1999 primarily consisted of capital additions. The Company expended $12.7 million for purchases of property, plant, and equipment in the first nine months of fiscal 1999 and expects to spend approximately $4.0 million for capital additions during the remainder of fiscal 1999. In addition, during August 1998, ThermoRetec made an acquisition for $0.6 million in cash.

    The Company's financing activities used cash of $16.4 million in the first nine months of fiscal 1999. During fiscal 1999, the Company repaid notes payable totaling $14.8 million. In October 1998, the Company issued $7.0 million principal amount of 2 1/2% convertible subordinated debentures due 2001 in exchange for 1,646,854 common shares of the Company's Thermo EuroTech N.V. subsidiary (Note 5). During fiscal 1999, the Company used cash of $1.7 million to repurchase Company common stock pursuant to certain put rights on shares issued in connection with an acquisition.

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

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, services, and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) contacting key suppliers and vendors to determine their year 2000 compliance status; and (iii) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 60% complete as of January 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by September 1999. For phase three of the program, the Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third party risk, but expects to be substantially completed by September 1999.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    The Company had incurred third-party expenses (External Costs) related to year 2000 issues of approximately $70,000 as of January 2, 1999, and the total External Costs of year 2000 remediation are expected to be approximately $320,000. All of the External Costs incurred as of January 2, 1999, were spent on testing and upgrading information technology systems. All internal costs and related External Costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

    The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Some services provided by the Company involve the delivery to clients if third-party software and hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of February 1999.

                                          THERMO TERRATECH INC.



                                          /s/ Paul F. Kelleher
                                          --------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          /s/ Theo Melas-Kyriazi
                                          --------------------------
                                          Theo Melas-Kyriazi
                                          Chief Financial Officer

                              THERMO TERRATECH INC.
                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit

  27       Financial Data Schedule.