Form 10-K
period 1999-04-03
THERMO TERRATECH INC
filed 1999-06-10
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission file number 1-9549

                              THERMO TERRATECH INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                        04-2925807
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                           02454-9046
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
 Common Stock, $.10 par value                  American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 30, 1999, was approximately $9,493,000.

As of April 30, 1999, the Registrant had 19,049,354 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1999 Annual Report to Shareholders for the year ended April 3, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 16, 1999, are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

(a)   General Development of Business

     Thermo TerraTech Inc. (the Company or the Registrant) provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations. The Company operates in four segments: environmental-liability management, engineering and design, laboratory testing, and metal treating.

      The Environmental-liability Management segment includes the Company's majority-owned, publicly held ThermoRetec Corporation (formerly Thermo Remediation Inc.) subsidiary, which is a national provider of environmental-liability and resource-management services. Through a nationwide network of offices, ThermoRetec offers these and related consulting services in four areas: consulting and engineering, nuclear remediation, soil remediation, and fluids recycling. As of April 3, 1999, the Company owns 70% of ThermoRetec's outstanding common stock and holds a $2.7 million principal amount 3 7/8% subordinated convertible note due 2000 issued by ThermoRetec, convertible into shares of ThermoRetec common stock at a conversion price of $9.83 per share. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into useable oil products. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary. As of April 3, 1999, the Company owns 78% of Thermo EuroTech's outstanding common stock.

      The Engineering and Design segment includes the Company's majority-owned, publicly held The Randers Killam Group Inc. (formerly The Randers Group Incorporated) subsidiary, which provides comprehensive engineering and outsourcing services in four areas: water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. As of April 3, 1999, the Company owns approximately 95% of Randers Killam's outstanding common stock. This segment also includes the Company's wholly owned Normandeau Associates Inc. subsidiary, which provides consulting services that address natural resource management issues.

      The Company's wholly owned Thermo Analytical Inc. subsidiary, which represents the Laboratory Testing segment, operates analytical laboratories that provide environmental- and pharmaceutical-testing services, primarily to commercial clients throughout the U.S.

      The Metal Treating segment performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin.

      In May 1999, the Company announced the planned sale of several businesses by its majority-owned subsidiaries. In connection with these proposed sales, the Company expects to incur pretax charges totaling approximately $65 million, primarily in the first quarter of fiscal 2000. Thermo EuroTech intends to sell its used-oil processing operations, Randers Killam plans to sell three operating units, and ThermoRetec plans to sell three soil-recycling facilities. For the fiscal year ended April 3, 1999, revenues and operating loss from these businesses totaled approximately $50 million and $0.1 million, respectively.

      The Company was incorporated on May 30, 1986, as an indirect, wholly owned subsidiary of Thermo Electron Corporation. As of April 3, 1999, Thermo Electron owned 16,605,831 shares of the Company's common stock, representing 87% of such stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

      Thermo Electron has from time to time repurchased shares of the Company's, ThermoRetec's, Randers Killam's, and Thermo EuroTech's common stock in the open market or in negotiated transactions. During fiscal 1999*, Thermo Electron purchased 670,521 shares, 70,800 shares, and 474,000 shares of the Company's, ThermoRetec's, and Thermo EuroTech's common stock, respectively, in the open market and negotiated transactions for a total price of $3.4 million, $0.2 million, and $1.5 million, respectively.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company, ThermoRetec, and Randers Killam would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of the Company, ThermoRetec, and Randers Killam would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, as outlined in Note 17 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 15 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Services and Products

Environmental-liability Management

      The Company provides environmental consulting and remediation construction management to clients in the transportation, refining, chemical, wood-treating, gas, and electric utility industries across the nation. The Company offers a broad array of remedial solutions to help clients manage problems associated with environmental compliance, resource management, and the remediation of industrial sites contaminated with various wastes and residues. The Company provides particular expertise in bioremediation and in managing wastes from manufactured-gas plants, refineries, and railroad properties.

      The Company also performs cleanups of hazardous waste sites for government and industry as a prime construction contractor and completes predesigned remedial action contracts at sites containing hazardous, toxic, and radioactive wastes. Under contracts with federal and state governments, and other public and private sector clients, the Company also provides project management and construction services for the remediation of hazardous and nonhazardous wastes. Most of this contract work is obtained through a bid process, with the job being awarded to the best qualified bidder.

--------------------
* References to fiscal 1999, 1998, and 1997 herein are for the fiscal years ended April 3, 1999, April 4, 1998, and March 29, 1997, respectively.

      In addition, the Company helps public utilities, government institutions, and Fortune 500 companies develop and implement management and computer-based systems that aid in the collection and application of environmental and resource-management data. By helping to establish or improve a customer's environmental-compliance program, the Company's customized services promote and support the integration of environmental-management functions with everyday business activities. The Company's services help multinational companies accurately estimate and control the cost of their environmental-compliance and health and safety efforts. The Company also develops measurement systems that track clients' progress toward their stated environmental performance goals.

      The Company provides services to remove radioactive contaminants from sand, gravel, and soil, as well as health physics services, radiochemistry laboratory services, radiation dosimetry services, radiation-instrument calibration and repair services, and radiation-source production. As part of its radiation and nuclear/health physics services business, the Company provides site surveys for radioactive materials and on-site samples, as well as analysis in support of decontamination programs and dosimetry services to measure personnel exposure. In addition, using its proprietary segmented-gate system technology, the Company removes radioactive contaminants from sand, gravel, and soil. A substantial part of the Company's health physics services has been performed under the U.S. Department of Energy's remedial action programs.

      The Company designs and operates facilities for the remediation of nonhazardous soil. The Company's soil-remediation centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit and a soil-storage area. The Company currently provides soil-remediation services at facilities in California, Oregon, Washington, Maryland, and New York. During fiscal 1999, the Company announced plans to close two soil-recycling facilities, one of which was closed in March 1999. The Company is actively seeking a buyer for the second facility. In May 1999, ThermoRetec announced plans to sell three additional soil-recycling facilities.

      The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services has been driven largely by state programs to enforce the Environmental Protection Agency's (EPA's) underground storage tank (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of individuals and smaller companies. To address this problem, some states established tax-supported trust funds to assist in the financing of UST compliance and remediation. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards, reduced enforcement, and uncertainty with respect to such changes have already resulted in lower levels of cleanup activity in most states where the Company conducts business, which had a material adverse effect on the Company's business in recent years. Although the Company expects this market to remain viable for some time after April 3, 1999, there can be no assurance that this business will not decline in future years.

      The Company offers a full spectrum of environmental services related to managing and recycling nonhazardous, liquid, and solid materials generated by business and industry. The Company's client base is largely public retail and industrial businesses, but also includes municipalities, public utilities, railroads, the mining industry, and government agencies. The materials managed by the Company for its customers primarily are used oils and oil-contaminated waters, which are continuously generated as part of the customers' operations. As such, the Company provides services for its customers on a recurring basis. The Company processes the materials it collects into products for resale and/or recycling, such as fuel, glycol, steel, and clean water. The Company has expanded its services to include a variety of field technical services, including on-site waste sampling and testing, emergency response, and tank cleaning.

      Thermo EuroTech specializes in processing "off-spec" mixtures of oil that contain water, ash, and sediment into commercially tradable end products used in blending. The end products of this process are commercial grade oils that can be blended to make diesel fuels and marine fuels or be used as a feed material. In recent years, the global drop in oil prices has affected sales of the off-spec oil produced at Thermo EuroTech's North Refinery division. Because of the price decline and instability in the worldwide oil market, Thermo EuroTech has applied to Dutch authorities for licenses to broaden the variety of waste streams that could be treated at North Refinery. In addition, Thermo EuroTech has taken steps to replace and diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries. In May 1999, the Company announced plans to exit this business. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise subsidiary.

      During fiscal 1999, 1998, and 1997, the Company derived revenues of $159.1 million, $141.1 million, and $126.8 million, respectively, from environmental-liability management services.

Engineering and Design

      The Company provides comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. A substantial portion of the Company's engineering and design services sales are made to existing customers on a repeat basis. Engineering and design services are often performed as multiyear studies. In addition to federal, state, and local governments, customers include public utilities, waste management companies, oil refineries, mining companies, chemical manufacturers, architectural and engineering firms, and a variety of service companies involved with real estate transactions.

      The Company specializes in the design, planning, and construction observation of municipal and privately owned water treatment plants, wastewater treatment plants, and hazardous wastewater facilities. The Company provides full-service contract operations to plant owners in the public and private sectors. These services facilitate regulatory compliance; optimize day-to-day plant operations; reduce costs; provide competent, experienced personnel; and promote good community relations.

      In addition, the Company provides design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries, principally in the Mid-West, Massachusetts, and West Virginia; a broad range of consulting services that address transportation planning and design; and transportation and environmental consulting, professional engineering, and architectural services.

      In May 1999, Randers Killam announced plans to sell three businesses: the Randers division, which provides the Company's process engineering and construction services; BAC Killam Inc., which provides the Company's highway and bridge engineering services; and E3-Killam Inc., which provides a small portion of the Company's water and wastewater treatment services.

      During fiscal 1999, 1998, and 1997, the Company derived revenues of $91.8 million, $84.6 million, and $74.8 million, respectively, from engineering and design services.

Laboratory Testing

      The Company provides comprehensive laboratory-based services for the environmental and pharmaceutical industries. Analytical laboratory services consist of a comprehensive range of analytical tests to detect and measure organic contaminants and inorganic contaminants in samples of soil, water, air, industrial wastes, and biological materials. The Company also provides testing services for major pharmaceutical companies in support of their new healthcare drug development.

      During fiscal 1999, 1998, and 1997, the Company derived revenues of $40.5 million, $37.5 million, and $35.4 million, respectively, from laboratory testing services.

Metal Treating

      The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. Through its Holcroft Division, which was sold in October 1997, the Company designed, manufactured, and installed computer-controlled, custom-engineered, thermal-processing systems used to treat primary metals and metal parts.

      During fiscal 1999, 1998, and 1997, the Company derived revenues of $19.3 million, $36.6 million, and $44.3 million, respectively, from metal treating services and process systems.

      (ii) New Products

      The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

      (iii) Raw Materials

      Prior to fiscal 1996, a large percentage of oil feedstock at Thermo EuroTech's North Refinery division came from the former Soviet Union. Thermo EuroTech no longer receives any oil from that nation as a result of political and economic changes that make transportation of waste oil difficult. To overcome this loss of supply, Thermo EuroTech has taken steps to replace and diversify its feedstock suppliers. However, no assurance can be given that it will not experience future disruptions in deliveries. In May 1999, the Company announced plans to sell the North Refinery division.

      Since the Company's business is primarily service oriented, it does not involve the processing of raw materials and is not dependent on fluctuations in the supply or price of raw materials, except as described above. To date, the Company has not experienced any difficulty in obtaining any of the materials or components used in its operations and does not foresee any such difficulty in the future. The Company has multiple sources for all of its significant raw material needs.

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

      (v)  Seasonal Influences

      A majority of the Company's businesses experience seasonal fluctuations. A majority of the Company's soil-remediation sites, as well as the Company's fluids-recycling sites, experience declines in revenues if severe weather conditions occur. Site remediation work and certain environmental testing services may decline in winter months as a result of severe weather conditions. In Europe, Thermo EuroTech may experience a decline in the feedstock delivered to and from its facilities during winter months due to frozen waterways.

      (vi) Working Capital Requirements

      In general, there are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)  Dependency on a Single Customer

      See Government Contracts.

      (viii) Backlog

      The Company's backlog of firm orders at fiscal year-end 1999 and 1998 was:

(In thousands)                                                                             1999      1998
-------------------------------------------------------------------------------------- --------- ---------

Environmental-liability Management                                                     $ 47,635  $ 51,860

Engineering and Design                                                                   62,136    59,633

Laboratory Testing                                                                        2,517     2,362

Metal Treating                                                                              300       300
                                                                                       --------  --------
                                                                                       $112,588  $114,155
                                                                                       ========  ========

      These amounts include the backlog of all of the Company's subsidiaries, with the exception of soil-recycling, fluids-recycling, and in-plant waste management and recycling services, which are provided on a current basis pursuant to purchase orders. Included in the Company's backlog at fiscal year-end 1999 and 1998 is the incomplete portion of contracts that are accounted for using the percentage-of-completion method. The Company believes that substantially all of the backlog at April 3, 1999, will be completed during fiscal 2000. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge and all government contracts are subject to termination at any time by the government without penalty.

      (ix) Government Contracts

      Approximately 6%, 4%, and 13%, of the Company's revenues in fiscal 1999, 1998, and 1997, respectively, were derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

      (x)  Competition

      Many of the Company's businesses are engaged in highly competitive, regional markets, with competition coming from numerous small firms offering limited services, as well as much larger firms that offer an array of services.

Environmental-liability Management

      In the market for consulting and engineering services, the Company competes with numerous regional and local companies as well as a number of national remediation contractors. The Company competes primarily on the basis of value, with the vast majority of the contracts it seeks awarded on the basis of scope, effectiveness, and cost. Other competitive factors for the Company's consulting and engineering businesses include: reputation; experience; breadth and quality of services offered; and technical, managerial, and business proficiency.

      The type of radiation and nuclear/health physics services offered by the Company are also offered by many large national companies. The Company competes primarily on the basis of its proprietary technology and price.

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

      Competition in the fluids recycling market is highly fragmented and ranges in size from small, under-capitalized private enterprises to larger national public companies. At both ends of this spectrum, the industry continues to consolidate and restructure. The Company competes primarily on the basis of quality and price.

      Thermo EuroTech faces competition for oil from other oil processors and blenders and from a company with a similar distillation technology in Italy. The market for blending oils is very large and oils such as Thermo EuroTech's end products represent a very small percentage of the total market. Green Sunrise is the leading integrated service provider in an emerging, still fragmented market.
No one competitor offers Green Sunrise's complete line of services and no single firm is dominant in any of Green Sunrise's primary service areas. Thermo
EuroTech competes primarily on the basis of price.

Engineering and Design

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

Laboratory Testing

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

Metal Treating

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

      (xii) Number of Employees

      As of April 3, 1999, the Company employed approximately 2,900 persons.

(d)   Financial Information About Geographic Areas

      The Company's sales in foreign locations are currently insignificant.

(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive
                                            Officer)
        ---------------------------- ------ -----------------------------------------------------

        Dr. John P. Appleton          64    President and Chief Executive Officer (1993)
        Emil C. Herkert               61    Vice President (1996)
        Jeffrey L. Powell             40    Vice President (1994)
        Theo Melas-Kyriazi            39    Chief Financial Officer (1999)
        Paul F. Kelleher              56    Chief Accounting Officer (1986)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Herkert and Mr. Powell, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Herkert has served as President of Killam Associates, a subsidiary of Randers Killam, since 1977 and was appointed
Chief Executive Officer of Randers Killam in May 1997. Mr. Powell served as
President of ThermoRetec since its inception in 1993, and as its Chief Executive
Officer from May 1997 until April 1998, when he was named Senior Vice President.
Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and
Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as
Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming Vice
President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's principal properties by segment as of April 3, 1999, are:

Environmental-liability Management

      The Company owns approximately 115,000 square feet of office, engineering, laboratory, and production space, principally in Ireland, the Netherlands, and California, and leases approximately 200,000 square feet of office, engineering, laboratory, and production space pursuant to leases expiring in fiscal 2000 through 2023, principally in Ireland, Colorado, Pennsylvania, Massachusetts, and
New Mexico.

      The Company also owns approximately 72 acres in Maryland, California, Oregon, and Idaho, from which it provides soil-remediation services. The Company occupies approximately 20 acres principally in New York, Washington, and South
Carolina pursuant to leases expiring in fiscal 2000 through 2006, from which it provides soil-remediation services.

      The Company leases approximately six acres on one site in Arizona and one site in Nevada pursuant to leases expiring in fiscal 2001 and 2003, respectively, upon which it has constructed fluids storage and processing equipment.

      The Company occupies approximately 15 acres in Delfzijl, the Netherlands, pursuant to a lease expiring in 2059, consisting of office space, distillation facilities, and oil storage tanks.

Engineering and Design

      The Company owns approximately 75,000 square feet of office, engineering, and laboratory space in New Jersey, Massachusetts, and Michigan, and leases approximately 180,000 square feet of office, engineering, and laboratory space pursuant to leases expiring in fiscal 2000 through 2008, principally in Pennsylvania, New Jersey, New York, Florida, New Hampshire, and Michigan.


Laboratory Testing

      The Company owns approximately 180,000 square feet of office and laboratory space in Pennsylvania, and leases approximately 12,000 square feet of office and laboratory space pursuant to leases expiring in fiscal 2001 and 2009 in Michigan and South Carolina, respectively.

Metal Treating

      The Company owns approximately 140,000 square feet of office, laboratory, and production space in Minnesota and Wisconsin, and leases approximately
330,000 square feet of office, laboratory, and production space pursuant to leases expiring in fiscal 2003 in California.

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



                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's
Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of April 3, 1999, are included in the Registrant's Fiscal 1999 Annual Report to Shareholders and are incorporated herein by reference.

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

      List of Financial Statements and Schedules Referenced in this Item 14

      Information incorporated by reference from Exhibit 13 filed herewith:

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Comprehensive Income and Shareholders' Investment
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

      Financial Statement Schedule filed herewith:

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

Date:  June 10, 1999              THERMO TERRATECH INC.


                                  By: /s/ John P. Appleton
                                      John P. Appleton
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 10, 1999.

Signature                         Title


By:  /s/ John P. Appleton         President, Chief Executive Officer, and
     John P. Appleton              Director


By:  /s/ Theo Melas-Kyriazi       Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher         Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ John N. Hatsopoulos      Director
     John N. Hatsopoulos


By:  /s/ Brian D. Holt            Director
     Brian D. Holt


By:  /s/ Donald E. Noble          Director
     Donald E. Noble


By:  /s/ William A. Rainville     Director
     William A. Rainville


By:  /s/ Polyvios C. Vintiadis    Chairman of the Board and Director
     Polyvios C. Vintiadis

                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo TerraTech Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo TerraTech Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 11, 1999 (except with respect to the matters discussed in Note 19, as to which the date is June 1, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                          Arthur Andersen LLP



Boston, Massachusetts
May 11, 1999


SCHEDULE II

                              THERMO TERRATECH INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)



                                    Balance at
                                     Beginning   Provision                Accounts                 Balance
                                            of  Charged to    Accounts     Written                  at End
Description                               Year     Expense   Recovered         Off   Other (a)     of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

 Allowance for Doubtful Accounts

Year Ended April 3, 1999               $ 4,450     $ 2,085     $   (45)    $(2,479)    $  (434)    $ 3,577

Year Ended April 4, 1998               $ 3,838     $ 1,141     $     -     $  (773)    $   244     $ 4,450

Year Ended March 29, 1997              $ 2,861     $   625     $    49     $  (516)    $   819     $ 3,838



 Description                                          Balance at     Provision          Cash       Balance
                                                       Beginning    Charged to      Payments        at End
                                                         of Year   Expense (c)                     of Year
--------------------------------------------------- ------------- ------------- ------------- -------------

Accrued Restructuring Costs (b)

Year Ended April 3, 1999                                  $    -       $ 2,095       $  (376)      $ 1,719


(a) Includes allowances of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Registrant's Fiscal 1999
    Annual Report to Shareholders. Fiscal 1999 amount includes an acquired company's reserves that were not required and were therefore reversed to cost in excess of net assets of acquired companies.
(b) The nature of activity in this account is described in Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(c) Excludes provision of $8.1 million for fixed asset and intangible asset write-downs.


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

  2.3      Asset Purchase Agreement dated as of October 10, 1997, between the
           Registrant and Holcroft L.L.C. (filed as Exhibit 2.1 to the
           Registrant's Current Report on Form 8-K dated October 10, 1997 [File
           No. 1-9549] and incorporated herein by reference).

  2.4 $2,218,000.00 Principal Promissory Note issued by Holcroft L.L.C. to the Registrant (filed as Exhibit 2.2 to the Registrant's Current
           Report on Form 8-K dated October 10, 1997 [File No. 1-9549] and incorporated herein by reference).

  2.5 $663,117.82 Principal Promissory Note issued by Holcroft L.L.C. to the Registrant (filed as Exhibit 2.3 to the Registrant's Current
           Report on Form 8-K dated October 10, 1997 [File No. 1-9549] and incorporated herein by reference).

  2.6      Subordination Agreement dated as of October 10, 1997, between the
           Registrant and Comerica Bank (filed as Exhibit 2.4 to the
           Registrant's Current Report on Form 8-K dated October 10, 1997 [File
           No. 1-9549] and incorporated herein by reference).

  2.7 Stock Purchase and Sale Agreement dated May 12, 1997, by and between the Registrant and Thomas R. Eurich, Michael J. Krivitzky, Thomas J.
           McEnhill, and Bruce M. Bourdon (filed as Exhibit (iv) to Amendment
           No. 3 to Schedule 13D filed by Thermo Electron Corporation, Thermo
           Power Corporation, and the Registrant on May 13, 1997, and incorporated herein by reference).

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

  2.10     Stock Purchase Agreement entered on September 19, 1997, by and between the
           Registrant and The Randers Group Incorporated (filed as Exhibit (vii)
           to Amendment No. 4 to Schedule 13D filed by Thermo Electron
           Corporation and the Registrant on October 3, 1997, and incorporated herein by reference).



Exhibit
Number     Description of Exhibit

  2.11     Amendment No. 1 dated as of April 4, 1998, to Stock Purchase
           Agreement entered on September 19, 1997, by and between the Registrant and The Randers Group Incorporated (filed as Exhibit 2.8 to The Randers Killam Group Incorporated's Annual Report on Form 10-K for the fiscal year ended April 4, 1998 [File No. 0-18095] and incorporated herein by reference).

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


Exhibit
Number     Description of Exhibit

 10.5      Sublease dated March 30, 1986, between TMO, Inc. and
           Holcroft/Loftus, Inc. (filed as Exhibit 10(e) to the
           Registrant's Registration Statement on Form S-1 [Reg. No.
           33-6763] and incorporated herein by reference).

 10.6      Lease Amending Agreement dated January 1, 1995, between Claridge
           Properties Ltd., Thermo Electron Corporation, and TMO, Inc. (filed as
           Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No.
           1-9549] and incorporated by reference).

 10.7 Second Amendment to Sublease dated as of October 10, 1997, between the Registrant and TMO, Inc. (filed as Exhibit 2.5 to the
           Registrant's Current Report on Form 8-K dated October 10, 1997 [File
           No. 1-9549] and incorporated herein by reference).

 10.8 Sublease dated as of October 10, 1997, between the Registrant and Holcroft L.L.C. (filed as Exhibit 2.6 to the Registrant's Current
           Report on Form 8-K dated October 10, 1997 [File No. 1-9549] and incorporated herein by reference).

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

 10.13     Asset Transfer Agreement dated as of October 1, 1993, among the
           Registrant, TPS Technologies Inc., and Thermo Remediation Inc.
           (filed as Exhibit 2.3 to Thermo Remediation Inc.'s Registration
           Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.14 Exclusive License Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc., and Thermo Remediation
           Inc. (filed as Exhibit 2.4 to Thermo Remediation Inc.'s
           Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.15 Non-Competition and Non-Disclosure Agreement dated as of October 1, 1993, among the Registrant, TPS Technologies Inc.'s, and Thermo Remediation Inc. (filed as Exhibit 2.5 to Thermo
           Remediation Inc.'s Registration Statement on Form S-1 [Reg. No.
           33-70544] and incorporated herein by reference).

 10.16     Tax Allocation Agreement dated as of June 1, 1992, between the
           Registrant and Thermo Remediation Inc. (filed as Exhibit 10.3 to Thermo Remediation Inc.'s Registration Statement on Form S-1
           [Reg. No. 33-70544] and incorporated herein by reference).


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

 10.22     Stock Purchase and Note Issuance Agreement dated as of November
           22, 1993, between the Registrant and Thermo Remediation Inc.
           (filed as Exhibit 10.11 to Thermo Remediation Inc.'s
           Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

 10.23 $2,650,000 principal amount Subordinated Convertible Note dated as of November 22, 1993, made by Thermo Remediation Inc., issued to the
           Registrant (filed as Exhibit 10.12 to Thermo Remediation Inc.'s
           Registration Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

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

 10.25 Agreement and Plan of Merger dated as of June 28, 1995, by and among the Registrant, Eberline Acquisition Inc., Thermo Remediation Inc., and Eberline Holdings Inc. (filed as Appendix B to Thermo Remediation
           Inc.'s Proxy Statement for the Annual Meeting held on December 13,
           1995 [File No. 1-12636] and  incorporated herein by reference).


Exhibit
Number     Description of Exhibit

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

 10.30 Purchase and Sale Agreement dated as of December 20, 1994, by and among TPS Technologies Inc., TPST Soil Recyclers of Maryland Inc.,
           Rafich Corporation, Harry Ratrie, John C. Cyphers, and J. Thomas Hood
           (filed as Exhibit 1 to Thermo Remediation Inc.'s Current Report on
           Form 8-K for the events occurring on December 21, 1994 [File No.
           1-12636] and incorporated herein by reference).

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

 10.32     Thermo TerraTech Inc. - The Randers Group Incorporated Nonqualified
           Stock Option Plan (filed as Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the quarter ended January 3, 1998
           [File No. 1-9549] and incorporated herein by reference).

 10.33 Incentive Stock Option Plan of the Registrant (filed as Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 [Reg. No.
           33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's
           Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

 10.34     Nonqualified Stock Option Plan of the Registrant (filed as Exhibit
           10(i) to the Registrant's Registration Statement on Form S-1 [Reg.
           No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

 10.35     Deferred Compensation Plan for Directors of the Registrant
           (filed as Exhibit 10(k) to the Registrant's Registration
           Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference).


Exhibit
Number     Description of Exhibit

 10.36     Equity Incentive Plan (filed as Exhibit 10.63 to Thermedics Inc.'s
           Annual Report on Form 10-K for the fiscal year ended January 1, 1994
           [File No. 1-9567] and incorporated herein by reference; maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

 10.37     Directors Stock Option Plan, as amended and restated effective
           January 1, 1995 (filed as Exhibit 10.39 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended April 1, 1995 [File No.
           1-9549] and incorporated herein by reference).

 10.38     Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) -
           Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to the Registrant's Quarterly Report on Form
           10-Q for the fiscal quarter ended January 1, 1994 [File No.
           1-9549] and incorporated herein by reference).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

 10.39     Restated Stock Holdings Assistance Plan and Form of Executive Loan
           (filed as Exhibit 10.42 to the Registrant's Annual Report on Form
           10-K for the fiscal year ended March 29, 1997 [File No. 1-9549] and incorporated herein by reference).

 10.40     Deferred Compensation Agreement dated September 16, 1996, between Elson T.
           Killam Associates Inc. and Emil C. Herkert (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 1998 [File No. 1-9549] and incorporated herein by reference).

 10.41     Addendum dated 1990, to Deferred Compensation Agreement dated September 16,
           1986, between Elson T. Killam Associates Inc. and Emil C. Herkert
           (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form
           10-Q for the fiscal quarter ended July 4, 1998 [File No. 1-9549] and incorporated herein by reference).

 10.42     Amendment No. 1, dated April 27, 1990, to Deferred Compensation Agreement dated September 16, 1986, between Elson T. Killam Associates Inc.
           and Emil C. Herkert (filed as Exhibit 10.3 to the Registrant's Quarterly
           Report on Form 10-Q for the fiscal quarter ended July 4, 1998
           [File No. 1-9549] and incorporated herein by reference).

 10.43     Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron
           Corporation.

 10.44     Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between ThermoRetec Corporation and Thermo Electron
           Corporation (filed as Exhibit 10.17 to ThermoRetec Corporation's
           Annual Report on Form 10-K for the fiscal year ended April 3, 1999
           [File No. 1-12636] and incorporated herein by reference).

 10.45     Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between The Randers Killam Group Inc. and Thermo
           Electron Corporation (filed as Exhibit 10.18 to The Randers Killam
           Group Inc.'s Annual Report on Form 10-K for the fiscal year ended
           April 3, 1999 [File No. 0-18095] and incorporated herein by reference).



Exhibit
Number     Description of Exhibit

 13        Annual Report to Shareholders for the fiscal year ended April 3, 1999
           (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.