Form 10-K/A
period 1999-04-03
THERMO TERRATECH INC
filed 1999-08-02
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


  X            Annual Report  Pursuant to Section 13 or 15(d) of the  Securities
------         Exchange Act of 1934

------ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file number 1-9549

                              THERMO TERRATECH INC.
            (Exact name of Registrant as specified in its character)

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                     on which registered
-------------------                                     ---------------------
Common Stock, $.10 par value                           American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. X No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 30, 1999, was approximately $9,493,354.

As of April 30, 1999, the Registrant had 19,049,354 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 3, 1999, are incorporated by reference into Parts I and II.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1999 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Set forth below are the names of the directors, their ages, their offices in Thermo TerraTech Inc. ("Thermo TerraTech" or the "Company"), if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Company's Common Stock and of the common stock of its parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, biomedical devices, energy, resource recovery, and emerging technologies, and of its majority-owned subsidiaries, ThermoRetec Corporation ("ThermoRetec") and The Randers Killam Group Inc. ("Randers"), is reported in Item 12 - Security Ownership of Certain Beneficial Owners and Management.

-------------------------------------------------------------------------------
John P. Appleton    Dr.  Appleton,  64,  has  been  president,  chief  executive officer and a director of the Company since  September 1993.
                    Dr.  Appleton  has  served  as a vice  president  of  Thermo
                    Electron since 1975 in various managerial capacities. He was the chief executive officer of ThermoRetec from September
                    1993 until May 1997. Dr. Appleton also serves as the chairman of the board and a director of Randers and ThermoRetec.


-------------------------------------------------------------------------------
John N. Hatsopoulos Mr.  Hatsopoulos,  65,  has been a director  of the  Company since 1986. He served as a vice president of the Company and its chief financial officer from 1988 until December 1997 and December 1998, respectively. Mr. Hatsopoulos was the senior vice president of the Company from December 1997 until his retirement in December 1998. Mr. Hatsopoulos was the president of Thermo Electron from 1997 to 1998 and its chief financial officer from 1988 to 1998. Prior to his appointment as president of Thermo Electron, he served as an executive vice president from 1986 until 1998. Mr. Hatsopoulos is also a director of LOIS/USA Inc., Thermedics Inc., Thermo Electron, Thermo Fibertek Inc., Thermo Instrument Systems Inc., Thermo Power Corporation and US
                    Liquids                                                 Inc.

-------------------------------------------------------------------------------
Brian D. Holt       Mr. Holt, 50, has been a director of the Company since 1997.
                    Mr. Holt has been the president and chief executive  officer of Thermo Ecotek Corporation, a majority-owned subsidiary of
                    Thermo  Electron that is involved in clean-power  resources, clean fuels,  and naturally  derived products for protecting crops since February  1994. He has been the chief  operating officer,  environmental and energy, of Thermo Electron since
                    September  1998. From March 1996 to September 1998, he was a
                    vice president of Thermo Electron.  For more than five years prior to his  appointment  as an  officer  of Thermo  Ecotek
                    Corporation, he was president and chief executive officer of
                    Pacific Generation Company, a financier,  builder, owner and operator of independent power facilities. Mr. Holt is also a director of KFx, Inc.,  Randers,  Thermo Ecotek Corporation,
                    Thermo     Power      Corporation      and      ThermoRetec.

-------------------------------------------------------------------------------
Donald E. Noble     Mr. Noble, 84, has been a director of the Company since 1986 and served as  chairman  of the board from 1992 to  November
                    1994.  For more than 20 years,  from 1959 to 1980, Mr. Noble
                    served  as  the  chief   executive   officer  of  Rubbermaid
                    Incorporated,  first with the title of president and then as the  chairman of the board.  Mr. Noble is also a director of
                    Thermo   Electron,   Thermo  Fibertek  Inc.,   Thermo  Power
                    Corporation        and       Thermo       Sentron       Inc.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
William A.
Rainville           Mr. Rainville,  57, has been a director of the Company since
                    February  1993 and was  chairman of the board from  November
                    1994 through February 1997. Mr. Rainville has been president and chief executive officer of Thermo Fibertek Inc., a majority-owned subsidiary of Thermo Electron that develops and manufactures equipment and products for the papermaking and paper-recycling industries, since its inception in 1991 and has been the chief operating officer, recycling and recovery, of Thermo Electron since September 1998. Prior to that time, Mr. Rainville was a senior vice president of Thermo Electron from March 1993 to September 1998; and a vice president of Thermo Electron from 1986 to 1993. Mr.
                    Rainville is also a director of Thermo Ecotek Corporation, Thermo Fibergen Inc., Thermo Fibertek Inc. and ThermoRetec.


-------------------------------------------------------------------------------
Polyvios C.
Vintiadis           Mr. Vintiadis,  63, has been a director of the Company since
                    September  1992 and  chairman  of the board  since  February
                    1997.  Mr.   Vintiadis  has  been  the  chairman  and  chief
                    executive  officer of Towermarc  Corporation,  a real estate development company, since 1984. Prior to joining Towermarc,
                    Mr.  Vintiadis  was a  principal  of  Morgens,  Waterfall  &
                    Vintiadis,  Inc., a financial  services  firm,  with whom he remains  associated.  For more  than 20 years  prior to that time,  Mr.  Vintiadis  was  employed  by Arthur D.  Little &
                    Company,   Inc.   Mr.   Vintiadis  is  also  a  director  of
                    Spectra-Physics  Lasers,  Inc. and Thermo Instrument Systems
                    Inc.
-------------------------------------------------------------------------------

Committees of the Board of Directors and Meetings

      The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Company, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"). The present members of the audit committee are Mr. Vintiadis (Chairman) and Mr. Noble. The audit committee reviews the scope of the audit with the Company's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Noble (Chairman) and Mr. Vintiadis. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Company's stock option and other stock-based compensation plans. The Company does not have a nominating committee of the board of directors. The board of directors met four times, the audit committee met twice and the human resources committee met four times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during fiscal 1999, except for Mr. Rainville, who attended 50% of such meetings. Mr. Rainville is also the president and chief executive officer of Thermo Fibertek Inc., another majority-owned subsidiary of Thermo Electron, and is required to travel extensively in his position. Mr. Rainville missed two meetings due to travel on company business.

      The board of directors has also established a special committee (the "Special Committee") consisting solely of one outside director for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the Company would be taken private, considering such alternatives as the Special Committee deems appropriate and making a recommendation to the full board of directors on whether or not to approve any such proposed transaction. See Item 13 - Certain Relationships and Related Transactions. The sole member of the Special Committee is Mr. Vintiadis.

Compensation of Directors

       Cash Compensation

      Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. The non-employee chairman of the board, Mr. Vintiadis, receives an additional meeting fee for his services equal to $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone. Payment of directors' fees is made quarterly. Dr. Appleton, Mr. Holt and Mr. Rainville are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Company for their services as directors. Mr. Hatsopoulos, who is a consultant to Thermo Electron, does not receive any cash compensation from the Company for his services as a director during the term of his consulting agreement, which terminates December 2003. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

   In addition, the member of the Special Committee receives a one-time retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

      Deferred Compensation Plan for Directors

      Under the Company's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Company that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Company's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 41,416 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of April 3, 1999, deferred units equal to approximately 32,352 full shares of Common Stock were accumulated for current directors under the Deferred Compensation Plan.

      Directors Stock Option Plan

      The Company's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock of the Company and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually and are also automatically granted every five years options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Company that is "spun out" to outside investors.

      Pursuant to the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock pursuant to the Directors Plan at the close of business on the date of each Annual Meeting of the Stockholders of the Company. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option. Options granted under this provision before 1995 expire after seven years; commencing in 1995, the option term was shortened to three years. Shares acquired upon exercise of the options are subject to repurchase by the Company at the exercise price if the recipient ceases to serve as a director of the Company or any other Thermo Electron company prior to the first anniversary of the grant date.

      In addition, under the Directors Plan, outside directors are automatically granted every five years options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Company that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction, and also as of the close of business on the date of every fifth Annual Meeting of the Stockholders of the Company that occurs thereafter during the duration of the Plan. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is registered under Section 12 of the Securities Exchange Act of 1934, as amended ("Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Company to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Company or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of May 31, 1999, options to purchase 27,700 shares of Common Stock had been granted under the Director's Plan, of which 16,900 were outstanding, 5,000 had lapsed, 5,800 had been exercised; and options to purchase 52,300 shares of Common Stock were reserved and available for future grant.

      Discretionary Grants of Stock Options to Directors

      In addition to stock options granted pursuant to the Directors Plan, the Company may also make discretionary grants of stock options to directors. Beginning in fiscal 1997, the non-employee chairman of the board has received annually a discretionary grant of options to purchase an additional 1,000 shares of Common Stock of the Company. The exercise price for discretionary option grants is calculated in the same manner as for options granted pursuant to the Director's Plan, and the grant is awarded at the first regular meeting of the board of directors following the Annual Meeting of the Stockholders in conjunction with the chairman's annual appointment as chairman of the board.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock.
Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the Company is required to comply with a separate stock holding policy established by the Committee, which is described in Item 11 - Executive Compensation - Stock Ownership Policies.

      In addition, the Committee has adopted a policy requiring directors to hold shares of the Company's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in Item 11 - Executive Compensation - Stock Ownership Policies.

Executive Officers

      Reference is made to Item 1(e) of this Report for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

NOTE: All share data for the common stock of Randers has been adjusted to reflect a one-for-five reverse stock split effected in February 1999.

      The following table summarizes compensation during the last three fiscal years for services to the Company in all capacities awarded to, earned by or paid to the Company's chief executive officer and its two other most highly compensated executive officers. These executive officers are together referred to as the "named executive officers." No other executive officer of the Company met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

      The Company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Company, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Company's affairs is provided to the Company under the Corporate Services Agreement between the Company and Thermo Electron. See Item 13 - Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                          Summary Compensation Table
--------------------------------------------------------------------------------------------------------------------------

                                   Annual Compensation (1)                Long Term Compensation
                                   ----------------------                 ----------------------
Name and                                                              Restricted     Securities
Principal            Fiscal                             Other Annual      Stock       Underlying          All Other
Position              Year          Salary     Bonus     Compensation    Award (2)     Options (3)         Compensation (4)
----------          -------         ------     -----     ------------   ----------     ----------        ----------------
John P. Appleton (4)  1999         $189,000    $103,500           --       --             --                  $17,455 (6)
President and Chief   1998         $175,500          $0 (5)       --       --           60,000(TTT)            $5,762 (6)
Executive Officer                                                                      120,000 (RGI)
                      1997         $165,375     $90,000           --       --             --                   $6,919
----------------------------------------------------------------------------------------------------------------------------
Emil C. Herkert       1999         $214,000     $65,000      $37,391(7)  $109,125         8,000 (TTT)         $26,202
Vice President                                                                           6,100 (TMO)
                                                                                        10,000 (RGI)
                      1998         $207,000          $0 (5)  $48,188(7)    --              300 (TMO)          $18,325
                                                                                         2,000 (MKA)
                                                                                         2,000 (ONX)
                                                                                        240,00 (RGI)
                                                                                         2,000 (TDX)
                                                                                         1,000 (TISI)
                                                                                         2,000  (TRIL)
                                                                                         1,500 (VIZ)
                                                                                         2,000 (TRCC)
                     1997          $200,000    $100,000      $37,186 (7)   --              300 (TMO)           $4,189
----------------------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell    1999          $145,000     $44,000          --      $49,500         5,000 (TTT)           $8,237 (8)
Vice President                                                                           1,000 (TMO)
                     1998          $145,000          $0 (5)      --        --              700 (TMO)          $60,304 (8)
                                                                                         2,000 (MKA)
                                                                                         2,000 (ONX)
                                                                                        24,000 (RGI)
                                                                                         2,000 (TDX)
                                                                                         1,000 (TISI)
                                                                                         2,000 (TRIL)
                                                                                         1,500 (VIZ)
                                                                                         2,000 (TRCC)
                    1997           $122,000     $40,000          --        --              600 (TMO)           $7,023
                                                                                         2,000 (TFG)
                                                                                         6,000 (TOC)
----------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1999, Mr. Herkert and Mr. Powell were awarded 19,400 and 8,800 shares, respectively, of restricted stock of the Company with a value of $109,125 and $49,500, respectively, on the grant date. The restricted stock awards vest in their entirety on January 2, 2002. Dividends are payable on restricted stock. At the end of fiscal 1999, Mr. Herkert and Mr. Powell held 19,400 and 8,800 shares, respectively, of restricted stock with an aggregate value of $97,000 and $44,000, respectively.

(2) Options to purchase Common Stock granted by the Company are designated in the table as "TTT". In addition, the named executive officers have also been granted options to purchase the common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), Randers (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as
      TDX), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Information Solutions Inc. (designated in the table as TISI), Thermo Optek Corporation (designated in the table as TOC), Thermo Trilogy Corporation (designated in the table as TRIL), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC).

(3) Represents the amount of matching contributions made by the individual's employer on behalf of the named executive officers participating in Thermo Electron's 401(k) plan or, in the case of Mr. Herkert, the Elson T. Killam Savings and Investment Plan.

(4) Dr. Appleton has served in various management capacities for the Company and its subsidiaries and has served as an officer of Thermo Electron during the past three fiscal years. A portion of Dr. Appleton's annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron over each of the past three fiscal years as compensation for the services provided to Thermo Electron. The annual cash compensation reported in the table for Dr. Appleton represents the amounts paid by the Company and its subsidiaries solely for Dr. Appleton's services as an officer of the Company or its subsidiaries. Approximately 90% of Dr.
      Appleton's annual cash compensation (salary and bonus) earned in all capacities throughout the Thermo Electron organization was paid by the Company and its subsidiaries for his services to the Company and its subsidiaries in each of fiscal 1999, 1998 and 1997. These percentages include the allocation to ThermoRetec of 20% of Dr. Appleton's annual cash compensation (salary and bonus) in each of fiscal 1998 and 1997 for Dr. Appleton's services as ThermoRetec's chief executive officer. Salary and bonus paid to Dr. Appleton in 1997 reflect compensation decisions based on calendar year performance, in accordance with Thermo Electron's compensation practices for its officers. The salary and bonuses paid to Dr. Appleton for periods after 1998 reflect compensation decisions based on fiscal year performance. From time to time in the past, Dr. Appleton has been, and in the future may be, granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Company. These options are not reported in this table as they were granted as compensation for services to other Thermo Electron companies in capacities other than in his capacity as the president and chief executive officer of the Company.

(5) Dr. Appleton, Mr. Herkert and Mr. Powell elected to forego their bonuses for fiscal 1998 in light of the Company's operating and stock price performance in fiscal 1998.

(6) In addition to the matching contribution referred to in footnote (3), such amount includes $10,086 and $2,262, which represents the amount of compensation in fiscal 1999 and 1998, respectively, attributable to interest-free loans provided to Dr. Appleton pursuant to the stock holding assistance plans of the Company and ThermoRetec. See Item 13 - Certain Relationships and Related Transactions - Stock Holding Assistance Plans.

(7) This amount includes payments of $20,000 plus an additional gross-up amount of $17,186 to compensate for the federal and state income tax liability attributable to such payments in fiscal 1999, 1998 and 1997 made to Mr. Herkert pursuant to the terms of a certain Deferred Compensation Agreement with Elson T. Killam Associates.

(8) In addition to the matching contribution referred to in footnote (3), such amount includes the reimbursement by the Company of $50,000 in expenses associated with Mr. Powell's relocation to Concord, Massachusetts in
      fiscal  1998  and  $3,218  and  $932,   which  represents  the  amount  of
      compensation in fiscal 1999 and 1998, respectively, attributable to interest-free loans provided to Mr. Powell pursuant to the stock holding assistance plan of ThermoRetec. See Item 13 - Certain Relationships and Related Transactions Stock Holding Assistance Plans.

Stock Options Granted During Fiscal 1999

      The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Company's named executive officers. It has not been the Company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

      Dr. Appleton has served as a vice president of Thermo Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Company and its majority-owned subsidiaries. These options are not reported in this table as they were granted as compensation for services to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Company.


                          Option Grants in Fiscal 1999
-------------------------------------------------------------------------------
                                                                  Potential
                                  Percent of                      Realizable
                     Number of      Total                       Value at Assumed
                    Securities     Options                      Annual Rates of
                    Underlying    Granted to  Exercise            Stock Price
                    Options       Employees    Price              Appreciation
                   Granted and    in Fiscal    Per     Expiration  for   Option
    Name            Company (1)     Year       Share      Date      Term (2)
    -----           -----------   -------     -------   -------  ---------------
                                                                 5%      10%
John P.        --              --           --       --      --      --
Appleton
----------------------------------------------------------------------------
Emil C.        8,000 (TTT)    1.02%         $5.03  2/24/04 $11,120  $24,560
Herkert
                 300 (TMO)    0.01% (3)    $34.50   6/2/03 $2,859    $6,318
               5,800 (TMO)    0.14% (3)    $16.20  9/23/03 $25,984  $57,362
              10,000 (RGI)    2.33% (3)     $2.50  2/24/04 $6,900   $15,300
----------------------------------------------------------------------------
Jeffrey L.     5,000 (TTT)    0.64%         $5.03  2/24/04 $6,950   $15,350
Powell
               1,000 (TMO)    0.02% (3)    $34.50   6/2/03 $9,530   $21,060
----------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to ten years, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table.

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

(3) These options were granted under stock option plans maintained by Thermo Electron or its subsidiaries other than the Company as part of Thermo Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

       The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                 Aggregated Option Exercises In Fiscal 1999 And
                       Fiscal 1999 Year-End Option Values
-------------------------------------------------------------------------------
                                                   Number of
                                                  Unexercised
                              Shares               Options at       Value of
                            Acquired                 Fiscal        Unexercised
                                on       Value      Year-End      In-the-Money
      Name       Company(1) Exercise  Realized   (Exercisable/     Options at
                                        (2)   Unexercisable) (1) Fiscal Year-End
                                                                 (Exercisable/
                                                                  Unexercisable)

John P. Appleton (3)TTT         --          --       275,000  /0(4)     $0  /--
                    RGI         --          --       120,000  /0        $0  /--
                    THN         --          --        63,000  /0        $0  /--
--------------------------------------------------------------------------------
Emil C. Herkert     TTT         --          --         8,000  /0        $0  /--
                    TMO         --          --        43,900  /0(5)     $0  /--
                    MKA         --          --         2,000  /0        $0  /--
                    ONX         --          --         2,000  /0        $0  /--
                    RGI         --          --       250,000  /0    $3,310  /--
                    TDX         --          --         2,000  /0        $0  /--
                   TISI         --          --             0 /1,000   --  /$0(7)
                   TRIL         --          --             0 /2,000   --  /$0(7)
                    VIZ         --          --         1,500 /0         $0  /--
                   TRCC         --          --             0 /2,000   --  /$0(7)
--------------------------------------------------------------------------------
Jeffrey L. Powell   TTT         --          --        28,000  /0        $0  /--
                    TMO         300       $3,101      35,112  /0(6) $4,860  /--
                    MKA         --          --         2,000  /0        $0  /--
                    ONX         --          --         2,000  /0        $0  /--
                    RGI         --          --        24,000  /0        $0  /--
                    TDX         --          --         2,000  /0-       $0  /--
                    TBA         --          --         2,000  /0   $17,500  /--
                    TFG         --          --         2,000  /0        $0  /--
                    TFT        4,500     $34,875           0  /0        $0  /--
                   TISI         --          --             0  /1,000  --  /$0(7)
                    TLZ         --          --         5,000  /0        $0  /--
                    TLT         --          --             0  /2,000  --  /$0(7)
                    TOC         --          --         6,000  /0        $0  /--
                    TMQ         --          --         6,000  /0        $0  /--
                    THN         --          --       111,000  /0        $0  /--
                    TSR         --          --         2,000  /0        $0  /--
                   TRIL         --          --             0 /2,000   --  /$0(7)
                    VIZ         --          --         1,500  /0        $0  /--
                   TRCC         --          --             0 /2,000   --  /$0(7)
                    TXM         --          --         4,000  /0        $0  /--
--------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of Thermo Information Solutions Inc., ThermoLyte Corporation, Thermo Trilogy Corporation and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act or (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table. In addition, company abbreviations used in this table and not defined in footnote (2) are defined as follows: Thermo BioAnalysis
      Corporation (designated in the table as TBA), Thermo Fibertek Inc. (designated in the table as TFT), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as
      TLT), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM)

(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(3) Dr. Appleton has served as a vice president of Thermo Electron since 1975 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Company from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Company.

(4) In addition to the terms described in footnote (2) above, 60,000 of the shares subject to option are, if acquired through exercise, restricted from resale until Dr. Appleton's retirement.

(5) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Herkert are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In fiscal 1997 and 1998, the human resources committee of the board of directors of Thermo Electron accelerated the vesting of 1,800 shares and 1,350 shares, respectively.

(6) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to lapse ratably over a five-year period commencing with the fifth anniversary of the grant date.

(7) No public market existed for the shares underlying these options as of April 3, 1999. Accordingly, no value in excess of exercise price has been attributed to these options.

Defined Benefit Retirement Plan

      Killam Associates, a subsidiary of Randers, maintains a Defined Benefit Retirement Plan (the "Plan") for eligible U.S. employees. Accrued benefits under the Plan were frozen as of March 31, 1995. Mr. Herkert is a participant in the Plan. The following table sets forth the estimated annual benefits payable under the Plan upon retirement in specified compensation and years-of-service classifications. The estimated benefits reflect the statutory limits on compensation that can be recognized for Plan purposes. The limit at March 31, 1995 was $150,000 per year.

   Annual                  Years of Service
Compensation
                15       20       25        30       35
                --       --       --        --       --
  $100,000   $20,064  $26,752   $33,440  $40,128  $46,817
  125,000     25,427   33,902   42,378    50,853   59,329
  150,000     20,789   41,052   51,315    61,578   71,842

      Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65, although benefits are not reduced if the employee retires after reaching 62). Before the benefit was frozen, it provided 1.05% of an employee's Average Final Compensation (as defined below) in excess of the average of the Social Security wage bases, multiplied by his years of service (up to a maximum of 35 years). Benefits are reduced for retirement before age
62. Average Final Compensation is the average total compensation for the 5 consecutive years out of the last 15 years prior to 1995 which produce the highest average. The frozen annual accrued benefit for Mr. Herkert is $93,332 (based on the compensation limit of $235,840 that was in effect in 1993). The Plan benefits shown are payable during the employee's lifetime unless the employee elects another form of benefit that provides death protection.

Executive Retention Agreements

      Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason", as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

      In 1998, Thermo Electron authorized an executive retention agreement with Dr. Appleton and Mr. Herkert. This agreement provides that in the event the individual's employment is terminated under the circumstances described above, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Dr. Appleton, two times, and in the case of Mr. Herkert, one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) in the case of Dr. Appleton, two times , and in the case of Mr. Herkert, one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, the individual would be provided benefits for a period of, in the case of Dr. Appleton, two years, and in the case of Mr. Herkert, one year after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that the individual holds in Thermo Electron and its subsidiaries, including the Company, as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to, in the case of Dr. Appleton, $20,000, and in the case of Mr. Herkert, $15,000, to be used toward outplacement services. These executive retention agreements supercede and replace any and all prior severance arrangements which these individuals had with Thermo Electron.

      Assuming that the severance benefits would have been payable as of April 5, 1999, the lump sum salary and bonus payment under such agreement to Dr. Appleton and Mr. Herkert would have been approximately $680,000 and $343,000, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the individual would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

Stock Ownership Policies

      The human resources committee of the board of directors (the "Committee") established a stock holding policy for executive officers of the Company that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference incentive compensation for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company is authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      The Committee also has a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and each majority-owned subsidiary of the Company, as of May 31, 1999, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 Executive Compensation (the "named executive officers") and
(iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of May 31, 1999, with respect to each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

      While certain directors or executive officers of the Company are also directors and executive officers of ThermoRetec, Randers, or Thermo Electron, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron and of the shares of the common stock of ThermoRetec and Randers owned by the Company.

                                       Thermo                        The Randers
                     Thermo           Electron         ThermoRetec  Killam Group
  Name (1)      TerraTech Inc.(2)  Corporation (3)   Corporation (4)  Inc. (5)
----------      ----------------   --------------    --------------  ---------

Thermo Electron       16,638,220         N/A               N/A          N/A
Corporation (6)
Loomis, Sayles &       2,738,581         N/A               N/A          N/A
Company L.P. (7)
John P. Appleton         305,939       154,363          73,000       120,000
John N. Hatsopoulos       60,357       851,454          61,282        48,000
Emil C. Herkert           89,900        46,400               0       252,000
Brian D. Holt            250,000       286,943               0         4,000
Donald E. Noble           53,377        59,117          10,500           300
Jeffrey L. Powell         56,635        36,831         121,000        24,000
William A. Rainville      60,000       352,959          24,000        24,000
Polyvios C. Vintiadis     16,593         2,500           3,000        52,809
All directors and
current executive
officers as a            957,616     2,303,515         338,282      537,109
group (10 persons)

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and current executive officers as a group include 275,000, 40,000, 8,000, 250,000, 8,300, 28,000, 60,000, 7,300 and
      734,600 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos and all directors and current executive officers as a group include 305, 315 and 1,222 shares, respectively, allocated through May 31, 1999, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan ("ESOP"), of which the trustees, who have investment power over its assets are officers of Thermo Electron. Shares beneficially owned by Mr. Noble, Mr. Vintiadis and all directors and current executive officers as a group include 22,037, 9,293 and 31,330 full shares, respectively, allocated through April 3, 1999, to their respective accounts maintained under the Deferred Compensation Plan. Shares beneficially owned by Mr. Hatsopoulos and all directors and current executive officers as a group include 12,500 shares that Mr. Hatsopoulos has the right to acquire within 60 days after May 31, 1999, through the exercise of a stock purchase warrant. Except for Dr. Appleton, who beneficially owned 1.58% and Mr. Holt who beneficially owned 1.3% of the Common Stock outstanding as of May 31, 1999, no director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of such date; all directors and current executive officers as a group beneficially owned 4.98% of the Common Stock outstanding as of May 31, 1999.

(3) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville and all directors and current executive officers as a group include 116,902, 805,535, 43,900, 283,950, 7,625, 30,050, 286,837, and
      2,018,597 shares, respectively, that such person or members of the group have the right to acquire within 60 days of May 31, 1999, through the exercise of stock options. Shares beneficially owned by Dr. Appleton, Mr. Hatsopoulos and all directors and current executive officers as a group include 1,615, 2,036 and 6,148 shares, respectively, allocated through May 31, 1999, to their respective accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Noble and all directors and current executive officers as a group each include 45,827 shares allocated through April 3, 1999, to Mr. Noble's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of May 31, 1999; all directors and current executive officers as a group beneficially owned 1.45% of the common stock of Thermo Electron outstanding as of such date.

(4) Shares of the common stock of ThermoRetec beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and current executive officers as a group include 63,000, 22,500, 6,000, 111,000, 22,500, 1,500 and 264,000 shares, respectively, that such person or group has the right to acquire within 60 days after May 31, 1999, through the exercise of stock options. No director or named executive officer beneficially owned more than 1% of the common stock of ThermoRetec outstanding as of May 31, 1999; all directors and current executive officers as a group beneficially owned 2.48% of the common stock of ThermoRetec outstanding as of such date.

(5) Shares of the common stock of Randers beneficially owned by Dr. Appleton, Mr. Hatsopoulos, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and current executive officers as a group include 120,000, 48,000, 250,000, 4,000, 300, 24,000, 24,000,
      48,300 and 530,600 shares, respectively, that such person or group has the right to acquire within 60 days after May 31, 1999, through the exercise of stock options. Shares beneficially owned by Mr. Vintiadis and all directors and current executive officers as a group each include 4,509 shares allocated through April 3, 1999 to Mr. Vintiadis' account maintained pursuant to Randers' deferred compensation plan for directors. No director or named executive officer beneficially owned more than 1% of the common stock of Randers outstanding as of May 31, 1999; all directors and current executive officers as a group beneficially owned 2.10% of the common stock of Randers outstanding as of such date.

(6) Shares beneficially owned by Thermo Electron include 32,389 shares of Common Stock issuable upon the conversion of a 4 5/8% convertible debenture due in 2003. As of May 31, 1999, Thermo Electron beneficially owned approximately 87.2% of the outstanding Common Stock. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of May 31, 1999, Thermo Electron had the power to elect all of the members of the Company's board of directors.

(7) Information regarding the number of shares of Common Stock beneficially owned by Loomis, Sayles & Company L.P. is based upon the most recent
      Schedule 13G of Loomis, Sayles & Company L.P. received by the Company, which reported such ownership as of March 10, 1999. The address of Loomis, Sayles & Company L.P. is One Financial Center, Boston, Massachusetts 02111. As of March 10, 1999, Loomis, Sayles & Company L.P. beneficially owned approximately 12.39% of the outstanding Common Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999, except in the following instances. Thermo Electron filed five Form 4s late, reporting a total of 33 transactions, including 11 open market purchases of shares of Common Stock and 22 transactions associated with the grant, exercise and lapse of options to purchase Common Stock granted to employees under its stock option program.

Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Thermo Electron has, from time to time, caused its subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. Thermo Electron has created the Company as a majority-owned, publicly-held subsidiary. The Company and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Company, have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Company, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo
Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the Company and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Company. The Company was assessed an annual fee equal to 0.8% of the Company's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Company's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Company and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Company $2,480,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Company. In fiscal 1999, the Company was billed an additional $157,000 by Thermo Electron for certain administrative services required by the Company that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Company ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services
Agreement, the Company will be required to pay a termination fee equal to the fee that was paid by the Company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Company or as required in order to meet the Company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Company a fee equal to the market rate for comparable services if such services are provided to the Company following termination.

      The Company has entered into a Tax Allocation Agreement with Thermo Electron that outlines the terms under which the Company will be included in Thermo Electron's consolidated Federal and state income tax returns. Under current law, the Company will be included in such tax returns so long as Thermo Electron owns at least 80% of the Company's outstanding Common Stock. In years in which the Company has taxable income, it will pay to Thermo Electron amounts comparable to the taxes the Company would have paid if it had filed its own separate company tax returns. If Thermo Electron's equity ownership of the Company were to drop below 80%, the Company would file its own tax returns. In fiscal 1999, the Company paid Thermo Electron $1,217,000 under the Tax Allocation Agreement.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company, and its publicly traded subsidiaries, ThermoRetec and Randers would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of all three companies would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios;
confirmation of anticipated tax consequences; the approval of the Board of Directors of ThermoRetec and Randers; the negotiation and execution of definitive merger agreements; the receipt of fairness opinions from investment banking firms that the transactions are fair to the Company's and subsidiaries' shareholders (other than the Company and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.

      From time to time the Company may transact business with other companies in the Thermo Group.

      The Company leases an office and operating facility from Thermo Electron. The total rental payments made to Thermo Electron during fiscal year 1999 under this agreement were $166,000.

      The Company and Thermo Electron entered into a development agreement under which Thermo Electron agreed to fund up to $4,000,000 of the direct and indirect costs of the Company's development of soil-remediation centers. In exchange for this funding, the Company granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under this agreement. The royalty payments may cease if the amounts paid by the Company yield a certain internal rate of return to Thermo Electron on the funds advanced to the Company under this agreement. The Company paid Thermo Electron royalties of $186,000 in fiscal 1999.

      The Company purchases and sells products and services in the ordinary course of business to Thermo Electron and Thermo Electron's other subsidiaries. In fiscal 1999, the Company sold a total of $379,000 of products to Thermo Electron and its other subsidiaries and purchased a total of $231,000 of products and/or services from such companies.

      Until mid-December 1998, the Company's Thermo EuroTech N.V. subsidiary, along with certain other Thermo Subsidiaries, participated in a notional pool arrangement with ABN AMRO, which included a $29,719,000 credit facility. The Company had access to $9,553,000 under this credit facility. Only European-based Thermo Subsidiaries participated in this arrangement. Under this arrangement the Bank notionally combined the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement was then allocated based on balances attributable to the respective participants. Thermo Electron guaranteed all of the obligations of each participant in this arrangement. For 1998, the average annual interest rate earned on NLG deposits by participants in this credit arrangement was approximately 5.00% and the average annual interest rate paid on overdrafts was approximately 5.00%.

      As of mid-December 1998, the Company's Thermo EuroTech N.V. subsidiary, along with certain other Thermo Subsidiaries, has entered into a modification of the above-described arrangement with ABN AMRO. Only European-based Thermo Subsidiaries participate in this arrangement. The new arrangement with ABN AMRO consists of a zero balance arrangement, which includes a $22,780,000 credit facility. The Company has access to $8,818,000 under this credit facility. Funds borrowed by the Company under this arrangement pay interest at a rate set by Thermo Finance B.V., a wholly-owned subsidiary of Thermo Electron, at the beginning of each month, based on Netherlands market rates. Funds invested by the Company under the arrangement earn a rate set by Thermo Finance B.V. at the beginning of each month, based on Netherlands market rates. Such invested funds are collateralized with investments principally consisting of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of April 3, 1999, the Company had a negative cash balance of approximately $8,186,000 based on an exchange rate of $0.4899/NLG 1.00. As of April 3, 1999, the average annual interest rate earned on NLG deposits by participants in this credit arrangement was approximately 3.6% and the average annual interest rate paid on overdrafts was approximately 4.2%.

      At April 3, 1999, the Company owed Thermo Electron and its other subsidiaries an aggregate of $2,522,000 for amounts due under the Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Company by Thermo Electron and its other subsidiaries for products, services and other miscellaneous items. The largest amount of such net indebtedness owed by the Company to Thermo Electron and its other subsidiaries since April 4, 1998 was $3,128,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

      As of April 3, 1999, approximately $40,625,000 of the Company's cash equivalents was invested in a repurchase agreement with Thermo Electron. Under this agreement, the Company in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Company's funds subject to the repurchase agreement are readily convertible into cash by the Company. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. This agreement was terminated effective June 1, 1999 in connection with the adoption of a new domestic cash management agreement.

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.

Stock Holding Assistance Plan

      The human resources committee of the board of directors (the "Committee"), established a stock holding policy that requires the chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company may make interest-free loans to the chief executive officer, to enable him to purchase the Common Stock in the open market. The stock holding policy and the stock holding assistance plan were both subsequently amended to apply only to the chief executive officer. In fiscal 1998 and 1999, Dr. Appleton received loans in the principal amount of $137,607 under this plan to purchase 20,000 shares, the entire amount of which was outstanding as of May 31, 1999. The loan is repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      Each of the Company's publicly-traded, majority owned subsidiaries have adopted similar stock holding policies and stock holding assistance plans, which were applicable to their executive officers prior to their amendment to make them applicable only to their chief executive officers. Certain executive officers of the Company are also the chief executive officers of these subsidiaries and are required to comply with the subsidiary's stock holding policies. Dr. Appleton, the Company's president and chief executive officer, was also the chief executive officer of ThermoRetec until May 14, 1997. Mr. Powell, a vice president of the Company, was also the chief executive officer of ThermoRetec until April 30, 1998. In fiscal 1998, Dr. Appleton received loans in the principal amount of $61,867.50 under the plan to purchase 10,000 shares of the common stock of ThermoRetec, of which the entire amount is still outstanding. In fiscal 1998, Mr. Powell received loans in the principal amount of $59,940.50 under the plan to purchase 10,000 shares of the common stock of ThermoRetec, of which the entire amount is still outstanding. Each of these loans is repayable upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise determined by the human resources committee of the board of directors of ThermoRetec.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                             THERMO TERRATECH INC.


                                             By:  / s /  Sandra L. Lambert
                                                  ----------------------------
                                                  Sandra L. Lambert
                                                  Secretary