Form 10-Q
period 1999-07-03
THERMO TERRATECH INC
filed 1999-08-10
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                           Outstanding at July 30, 1999
  Common Stock, $.10 par value                      19,072,138



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3,    April 3,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $884 and $41,667 under repurchase                $  2,529    $43,013
   agreements with parent company)
 Advance to affiliate (Note 7)                                                          39,338          -
 Accounts receivable, less allowances of $3,276 and $3,577                              60,501     59,377
 Unbilled contract costs and fees                                                       17,259     19,974
 Inventories                                                                             1,733      1,869
 Prepaid and refundable income taxes                                                     6,853      6,946
 Prepaid expenses                                                                        3,256      3,196
                                                                                      --------   --------

                                                                                       131,469    134,375
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                       132,055    151,219
 Less:  Accumulated depreciation and amortization                                       60,106     59,705
                                                                                      --------   --------

                                                                                        71,949     91,514
                                                                                      --------   --------

Other Assets (Note 5)                                                                   14,760     15,949
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                             89,382    108,627
                                                                                      --------   --------

                                                                                      $307,560   $350,465
                                                                                      ========   ========




                              THERMO TERRATECH INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,    April 3,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                        $ 17,053    $17,618
   (includes $8,383 and $9,228 under overdraft facility with related party)
 Subordinated convertible debentures (includes $4,300 of related-party                  37,950          -
   debt)
 Accounts payable                                                                       16,877     17,404
 Accrued payroll and employee benefits                                                  11,863     12,771
 Accrued restructuring costs (Note 5)                                                    9,139      1,719
 Deferred revenue                                                                        2,854      2,675
 Other accrued expenses                                                                 12,165     12,623
 Due to parent company and affiliated companies                                          2,405      2,522
                                                                                      --------   --------

                                                                                       110,306     67,332
                                                                                      --------   --------

Deferred Income Taxes                                                                    3,026      3,538
                                                                                      --------   --------

Other Deferred Items                                                                     1,076      1,076
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures (includes $515 and $4,695 of                      118,849    156,799
   related-party debt)
 Other                                                                                   1,769      1,818
                                                                                      --------   --------

                                                                                       120,618    158,617
                                                                                      --------   --------

Minority Interest                                                                       23,598     27,745
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 75,000,000 shares authorized; 19,583,773                  1,958      1,958
   shares issued
 Capital in excess of par value                                                         70,837     70,633
 Retained earnings (accumulated deficit)                                               (19,196)    25,898
 Treasury stock at cost, 533,169 and 543,319 shares                                     (4,053)    (4,130)
 Deferred compensation                                                                    (270)      (252)
 Accumulated other comprehensive items (Note 2)                                           (340)    (1,950)
                                                                                      --------   --------

                                                                                        48,936     92,157
                                                                                      --------   --------

                                                                                      $307,560   $350,465
                                                                                      ========   ========




The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $ 75,908    $76,693
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues (Note 5)                                                              60,214     61,045
 Selling, general, and administrative expenses                                          11,241     11,575
 Restructuring costs (Note 5)                                                           54,197          -
                                                                                      --------    -------

                                                                                       125,652     72,620
                                                                                      --------    -------

Operating Income (Loss)                                                                (49,744)     4,073

Interest Income                                                                            591        644
Interest Expense (includes $58 and $36 to related party)                                (2,139)    (2,257)
                                                                                      --------    -------

Income (Loss) Before Income Taxes and Minority Interest                                (51,292)     2,460
Income Tax (Provision) Benefit (Note 5)                                                  1,985     (1,299)
Minority Interest Income (Expense)                                                       4,213       (160)
                                                                                      --------    -------

Net Income (Loss)                                                                     $(45,094)   $ 1,001
                                                                                      ========    =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                  $  (2.37)   $   .05
                                                                                      ========    =======

Basic and Diluted Weighted Average Shares (Note 3)                                      19,050     19,514
                                                                                      ========    =======





















The accompanying notes are an integral part of these consolidated financial statements.




                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $(45,094)   $ 1,001
 Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Noncash restructuring costs (Note 5)                                               46,567          -
     Change in deferred income taxes                                                    (2,841)         -
     Depreciation and amortization                                                       3,484      4,068
     Minority interest (income) expense                                                 (4,213)       160
     Provision for losses on accounts receivable                                             8        363
     Other noncash items                                                                 1,850        194
     Changes in current accounts:
       Accounts receivable                                                              (1,215)      (466)
       Inventories and unbilled contract costs and fees                                  2,108     (3,967)
       Other current assets                                                               (193)      (220)
       Accounts payable                                                                   (459)       661
       Other current liabilities                                                         3,067     (3,193)
                                                                                      --------    -------

        Net cash provided by (used in) operating activities                              3,069     (1,399)
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                   (39,338)         -
 Proceeds from sale and maturities of available-for-sale investments                         -     14,065
 Purchases of property, plant, and equipment                                            (3,969)    (5,814)
 Proceeds from sale of property, plant, and equipment                                      206        181
 Other                                                                                    (121)      (262)
                                                                                      --------    -------

        Net cash provided by (used in) investing activities                            (43,222)     8,170
                                                                                      --------    -------

Financing Activities:
 Repayment of notes payable and long-term obligations                                     (126)   (14,194)
 Proceeds from issuance of Company and subsidiary's common stock                            57         36
 Repurchase of Company common stock                                                          -       (150)
 Repayment of long-term notes receivable                                                    43        487
 Other                                                                                      98         12
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                                 72    (13,809)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                              (403)       (77)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                  (40,484)    (7,115)
Cash and Cash Equivalents at Beginning of Period                                        43,013     34,711
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  2,529    $27,596
                                                                                      ========    =======


The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, and the results of operations and cash flows for the three-month periods ended July 3, 1999, and July 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of April 3, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. Certain amounts in fiscal 1999 have been reclassified to conform to the presentation in the fiscal 2000 financial statements. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form
10-K for the fiscal year ended April 3, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the first quarter of fiscal 2000 and 1999, the Company had a comprehensive loss of $43,832,000 and comprehensive income of $1,079,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ---------

Net Income (Loss)                                                                      $(45,094)   $ 1,001
                                                                                       --------    -------

Weighted Average Shares                                                                  19,050     19,514
                                                                                       --------    -------

Basic and Diluted Earnings (Loss) per Share                                            $  (2.37)   $   .05
                                                                                       ========    =======

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of outstanding stock options, warrants, and put rights because the effect would be antidilutive. As of July 3, 1999, there were 2,379,075 of such options and warrants outstanding, with exercise prices ranging from $4.16 to $11.34 per share. As of July 3, 1999, put rights with respect to an aggregate of 423,854 shares were outstanding. The put rights obligate the Company, at the holders' option, to purchase shares of the Company's common stock for $8.00 per share.

      In addition, the computation of diluted earnings (loss) per share for each period excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would be antidilutive.



4.    Business Segment Information

                                                                                        Three Months Ended
                                                                                        July 3,   July 4,
(In thousands)                                                                             1999      1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues:
 Environmental-liability Management                                                    $ 38,865  $ 39,716
 Engineering and Design                                                                  21,905    22,775
 Laboratory Testing                                                                      10,984     9,671
 Metal Treating                                                                           4,358     4,707
 Intersegment sales elimination (a)                                                        (204)     (176)
                                                                                       --------  --------

                                                                                       $ 75,908  $ 76,693
                                                                                       ========  ========

Income (Loss) Before Income Taxes and Minority Interest:
 Environmental-liability Management (b)                                                $(37,088) $  1,413
 Engineering and Design (c)                                                             (13,957)    1,433
 Laboratory Testing                                                                       1,624     1,261
 Metal Treating                                                                             441       612
 Corporate (d)                                                                             (764)     (646)
                                                                                       --------  --------

 Total operating income (loss)                                                          (49,744)    4,073
 Interest expense, net                                                                   (1,548)   (1,613)
                                                                                       --------  --------

                                                                                       $(51,292) $  2,460
                                                                                       ========  ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and related costs of $39,187,000 in the first quarter of fiscal 2000 (Note 5).
(c) Includes restructuring costs of $15,668,000 in the first quarter of fiscal
    2000 (Note 5).
(d) Primarily general and administrative expenses.

5.    Restructuring and Related Costs

      In May 1999, the Company announced that its majority-owned subsidiaries plan to sell several businesses. The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech, N.V.; three soil-recycling facilities of ThermoRetec Corporation, in addition to the sites previously announced; and the Randers division, BAC Killam Inc., and E3-Killam Inc.
businesses of The Randers Killam Group Inc. In connection with these actions, the Company recorded $55,910,000 of restructuring and related costs, including restructuring costs of $54,197,000, a tax asset write-off of $1,055,000, and an inventory provision of $658,000. In the accompanying statement of operations, the tax write-off is included in income tax (provision) benefit and the inventory provision is included in cost of revenues. Restructuring costs include a $22,192,000 write-down of cost in excess of net assets of acquired companies to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale; a $20,239,000 write-down of fixed assets to their estimated disposal value; $4,555,000 for ongoing lease costs for facilities that will be exited in connection with the sale of certain businesses; $2,494,000 for estimated land reclamation costs; a $1,905,000 charge for the cumulative foreign translation adjustment related to Thermo EuroTech's used-oil processing business; a $1,788,000 write-off of intangible assets related to license acquisition costs at the used-oil processing business;
$581,000 for severance costs for 42 employees across all functions, 9 of whom were terminated in the first quarter of fiscal 2000; and a $443,000 write-off of other current assets associated with the businesses. The tax write-off represents a deferred tax asset that will not be realized as a result of selling
Thermo EuroTech's used-oil processing business. The inventory provision also relates to exiting this business. The write-


5.    Restructuring and Related Costs (continued)

down of fixed assets principally relates to special purpose equipment in the used-oil processing and soil-recycling businesses. The effects of these charges reduced depreciation and amortization expense, thereby reducing the pretax operating loss by approximately $1,000,000 during the first quarter of fiscal
2000.

      The businesses that are proposed to be sold reported unaudited aggregate revenues and operating income, prior to restructuring and related costs, of $9,402,000 and $385,000, respectively, in the first quarter of fiscal 2000 and aggregate revenues and operating loss of $49,627,000 and $112,000, respectively, in fiscal 1999.

      During fiscal 1999, the Company recorded restructuring costs, primarily related to the closure or sale of two soil-recycling facilities by ThermoRetec.
The Company closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. If no buyer is found, ThermoRetec will close the facility. In addition, the Company recorded restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business. In connection with these restructuring activities, the Company established reserves, primarily for ongoing lease costs and severance for 13 employees, 6 of whom were terminated as of April 3, 1999. During the first quarter of fiscal 2000, the Company did not terminate any additional employees related to this restructuring action.


      A summary of the changes in accrued restructuring costs, which the Company expects to pay primarily during the remainder of fiscal 2000, is as follows:
                                                                     Facility-
                                                                       closing          Land
(In thousands)                                        Severance          Costs   Reclamation         Total
-------------------------------------------------- ------------- -------------- ------------- -------------

Balance at April 3, 1999                                 $  112        $ 1,607        $    -        $1,719
 Provision charged to expense                               581          4,555         2,494         7,630
 Usage                                                      (49)           (54)            -          (103)
 Currency translation                                         -            (47)          (60)         (107)
                                                         ------        -------        ------        ------

Balance at July 3, 1999                                  $  644        $ 6,061        $2,434        $9,139
                                                         ======        =======        ======        ======

      The Company expects to incur additional restructuring costs of $3,000,000, primarily during the remainder of fiscal 2000, for severance, employee retention, and relocation expenses. Pursuant to the requirements of Emerging
Issues Task Force Pronouncement 94-3, these costs are not permitted as charges until they are incurred.

6.    Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company, ThermoRetec, and Randers Killam would be merged into Thermo Electron. As a result, all three companies would become wholly owned subsidiaries of Thermo Electron. The public shareholders of all three companies would receive common stock in Thermo Electron in exchange for their shares. The completion of these transactions is subject to numerous conditions, including the establishment of prices and exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of ThermoRetec and Randers
Killam; the negotiation and execution of definitive merger agreements; the receipt of fairness opinions from investment banking firms that the transactions are fair to the Company's and subsidiaries' shareholders (other than the Company and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.


7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at July 3, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations. The Company operates in four segments: environmental-liability management, engineering and design, laboratory testing, and metal treating.

Environmental-liability Management

      The Company's majority-owned ThermoRetec Corporation subsidiary is a national provider of environmental-liability and resource-management services.
ThermoRetec offers these and related consulting services in four areas:
consulting and engineering, nuclear remediation, soil remediation, and fluids recycling. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into useable oil products. The Company intends to exit this business, as discussed in the results of operations. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary.

Engineering and Design

      The Company's majority-owned The Randers Killam Group Inc. subsidiary provides comprehensive engineering and outsourcing services such as water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. The Company intends to exit the Process Engineering and Construction segment and Highway and Bridge Engineering segment of this business, as discussed in the results of operations. The
Company's wholly owned Normandeau Associates Inc. subsidiary provides consulting services that address natural resource management issues.



Overview (continued)

Laboratory Testing

      The Company's wholly owned Thermo Analytical Inc. subsidiary operates analytical laboratories that provide environmental- and pharmaceutical-testing services, primarily to commercial clients throughout the U.S.

Metal Treating

      The Company performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin.

Results of Operations

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

      Total revenues were $75.9 million in the first quarter of fiscal 2000, compared with $76.7 million in the first quarter of fiscal 1999. Revenues from the Environmental-liability Management segment decreased slightly to $38.9 million in fiscal 2000 from $39.7 million in fiscal 1999. Excluding intrasegment sales, revenues at ThermoRetec increased to $35.8 million in fiscal 2000 from $34.2 million in fiscal 1999, due to an increase of $1.6 million from consulting and engineering services. Revenues from Thermo EuroTech decreased $2.5 million to $3.0 million due to a decrease in sales of useable oil products and, to a lesser extent, a decrease in revenues relating to contracts to process oil-based muds and perform soil-remediation services overseas. Revenues from the Engineering and Design segment decreased slightly to $21.9 million in fiscal
2000 from $22.8 million in fiscal 1999, primarily due to decreased contract revenue. Revenues from the Laboratory Testing segment increased to $11.0 million in fiscal 2000 from $9.7 million in fiscal 1999 due to higher demand. Revenues from the Metal Treating segment decreased slightly to $4.4 million in fiscal
2000 from $4.7 million in fiscal 1999.

      The gross profit margin increased to 22% in the first quarter of fiscal
2000 from 20% in the first quarter of fiscal 1999, excluding a $0.7 million write-off of inventory at the Environmental-liability Management segment (Note
5). The increase was primarily due to the reduction of depreciation expenses in fiscal 2000 at the Environmental-liability Management and Engineering and Design segments (Note 5), which reduced the pretax operating loss by $0.9 million. The gross profit margin also increased at the Laboratory Testing segment, due to an increase in revenues without a significant increase in overhead costs.

      Selling, general, and administrative expenses as a percentage of revenues remained constant at 15% in the first quarters of both fiscal 2000 and fiscal
1999.

      In May 1999, the Company announced that its majority-owned subsidiaries plan to sell several businesses. The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech; three soil-recycling facilities of ThermoRetec; and the Randers division, BAC Killam Inc., and E3-Killam Inc. businesses of Randers Killam. In connection with these actions, the Company recorded $54.2 million of restructuring costs in the first quarter of fiscal 2000. Of these restructuring costs, $38.5 million was recorded by the Environmental-liability Management segment and $15.7 million was recorded by the Engineering and Design segment. These charges represent the excess of book value of the businesses proposed to be sold over the estimated proceeds from their sale, a write-down of fixed assets to their estimated disposal value, ongoing lease obligations, land reclamation costs, a charge for a cumulative translation adjustment, write-offs of intangible and other assets, and severance costs (Note
5). These businesses reported aggregate revenues and operating income, prior to restructuring, of $9.4 million and $0.4 million, respectively, in the first quarter of fiscal 2000 and aggregate revenues and operating loss of $49.6 million and $0.1 million, respectively, in fiscal 1999.

      Interest income remained constant at $0.6 million in the first quarter of fiscal 2000 and fiscal 1999. Interest expense remained relatively constant at $2.1 million in the first quarter of fiscal 2000, compared with $2.3 million in the first quarter of fiscal 1999.



First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999 (continued)

      The Company recorded a tax benefit in the first quarter of fiscal 2000 at an effective rate below the statutory federal income tax rate, primarily due to the write-off of nondeductible cost in excess of net assets of acquired companies. In addition, the net tax benefit recorded in fiscal 2000 includes a $1,055,000 write-off of deferred tax assets (Note 5). The effective tax rate in the first quarter of fiscal 1999 was 53% and exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and the nondeductible amortization of cost in excess of net assets of acquired companies.

      The Company recorded minority interest income of $4.2 million in the first quarter of fiscal 2000, compared with minority interest expense of $0.2 million in the first quarter of fiscal 1999, primarily due to losses incurred in fiscal
2000 by the Company's majority-owned subsidiaries.

Liquidity and Capital Resources

      Consolidated working capital was $21.2 million at July 3, 1999, compared with $67.0 million at April 3, 1999. Working capital decreased $38.0 million due to the reclassification of subordinated convertible debentures due May 2000 to current liabilities. Cash and cash equivalents were $2.5 million at July 3, 1999, compared with $43.0 million at April 3, 1999. In addition, as of July 3,
1999, the Company had $39.3 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Of the total cash and cash equivalents, $2.2 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate, $38.9 million was advanced by the Company's majority-owned subsidiaries and the balance was advanced by the Company and its wholly owned subsidiaries.

      During the first quarter of fiscal 2000, $3.1 million of cash was provided by operating activities. During this period, $2.1 million of cash was provided by a decrease in inventories and unbilled contract costs and fees, primarily due to the timing of billings at ThermoRetec and Randers Killam. In addition, an increase in other current liabilities provided $3.1 million of cash, primarily due to a $7.4 million increase in accrued restructuring costs, which the Company expects to pay primarily over the next 12 months. This increase was offset in part by decreases in accrued interest and billings in excess of costs and fees, due to the timing of payments and billings.

      Excluding advances to affiliate activity (Note 7), the Company's investing activities in the first quarter of fiscal 2000 primarily consisted of capital additions. The Company expended $4.0 million for purchases of property, plant, and equipment in the first quarter of fiscal 2000 and expects to spend approximately $9.0 million for capital additions during the remainder of fiscal
2000.

      The Company's financing activities provided cash of $0.1 million in the first quarter of fiscal 2000. Pursuant to certain put rights on shares issued in connection with an acquisition, the Company has cash obligations aggregating
$3.4 million to purchase its common stock through fiscal 2002.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. In addition, ThermoRetec's $38.0 million principal amount 4
7/8% subordinated convertible debentures mature on May 1, 2000. The maturity of ThermoRetec's debentures could adversely affect the Company's liquidity in the first quarter of fiscal 2001. The Company expects that it will finance any such acquisitions and the redemption of such debentures through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement with Thermo Electron to ensure that funds will be


Liquidity and Capital Resources (continued)

available on acceptable terms or at all. Thermo Electron has expressed a willingness to advance up to $5 million to the Company for short-term liquidity in the event that the need arises. Except as described in this paragraph with respect to ThermoRetec's debentures, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, services, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers and vendors; and (iii) developing a contingency plan.

The Company's State of Readiness

     The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The
Company also evaluated the potential year 2000 impact on its critical non-information technology systems. The Company's efforts included testing the year 2000 readiness of the utility and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades or modifications to its critical non-information technology systems are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 85% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of October 1999.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by the end of October 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying manual or backup systems in the event of a failure of the Company's material information technology systems. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by the end of October 1999.



Year 2000 (continued)

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred third-party expenses (external costs) related to year 2000 issues of approximately $350,000 as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately
$400,000. All of the external costs incurred as of July 3, 1999, were spent on testing and upgrading information technology systems. In fiscal 1999 and in the first quarter of fiscal 2000, an immaterial amount of the Company's total information technology budget was spent on year 2000 issues. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project.
Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that the Company experiences year 2000 problems in its material information technology systems that cause the Company to be unable to access data, to process transactions, and to maintain accurate books and records. In such an event, the Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Some services provided by the Company involve the delivery to clients of third-party software and hardware. In addition, certain older third-party products, which the Company no longer uses in providing its services to clients, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's key suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues.
Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign exchange rates, equity prices, and interest rates has not changed materially from its exposure at fiscal year-end 1999.



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 12, 1999, the Company filed a Current Report on Form 8-K, dated as of May 5, 1999, with respect to modifications to the previously announced reorganization plan of the Company's parent, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated as of May 24, 1999, with respect to certain pretax restructuring and other charges that will be taken by the Company.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1999.

                                                          THERMO TERRATECH INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

27.1           Financial Data Schedule.

27.2           Amended Financial Data Schedule for the fiscal year ended April 3, 1999.