Form 10-Q
period 1999-10-02
THERMO TERRATECH INC
filed 1999-11-10
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission File Number 1-9549

                              THERMO TERRATECH INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                      04-2925807
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                      02454-9046
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                  Outstanding at October 29, 1999
Common Stock, $.10 par value             19,072,133

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,    April 3,
(In thousands)                                                                            1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $41,667 under repurchase                         $  3,888    $ 43,013
   agreements with parent company in fiscal 1999)
 Advance to affiliate (Note 7)                                                          49,265           -
 Accounts receivable, less allowances of $3,327 and $3,577                              54,672      58,933
 Unbilled contract costs and fees                                                       23,357      19,974
 Inventories                                                                             2,359       1,869
 Prepaid and refundable income taxes                                                     6,828       6,946
 Other current assets                                                                    4,102       3,640
                                                                                      --------    --------

                                                                                       144,471     134,375
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 5)                                       135,248     151,219
 Less:  Accumulated depreciation and amortization                                       62,850      59,705
                                                                                      --------    --------

                                                                                        72,398      91,514
                                                                                      --------    --------

Other Assets (Note 5)                                                                   11,930      15,949
                                                                                      --------    --------

Cost in Excess of Net Assets of Acquired Companies (Notes 5 and 6)                      90,367     108,627
                                                                                      --------    --------

                                                                                      $319,166    $350,465
                                                                                      ========    ========




                              THERMO TERRATECH INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,    April 3,
(In thousands except share amounts)                                                       1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations               $ 20,437    $ 17,618
   (includes $9,228 under overdraft facility with related party in fiscal 1999)
 Subordinated convertible debentures (includes $4,300 of related-party                  37,950           -
   debt)
 Accounts payable                                                                       17,289      17,404
 Accrued payroll and employee benefits                                                  12,856      12,771
 Accrued restructuring costs (Note 5)                                                    9,008       1,719
 Deferred revenue                                                                        3,912       2,675
 Other accrued expenses                                                                 16,387      12,623
 Due to parent company and affiliated companies                                          2,586       2,522
                                                                                      --------    --------

                                                                                       120,425      67,332
                                                                                      --------    --------

Deferred Income Taxes                                                                    3,027       3,538
                                                                                      --------    --------

Other Deferred Items                                                                     1,119       1,076
                                                                                      --------    --------

Long-term Obligations:
 Subordinated convertible debentures (includes $515                                    118,849     156,799
   and $4,695 of related-party debt)
 Other                                                                                   1,702       1,818
                                                                                      --------    --------

                                                                                       120,551     158,617
                                                                                      --------    --------

Minority Interest                                                                       24,371      27,745
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 75,000,000 shares                                         1,958       1,958
   authorized; 19,583,773 shares issued
 Capital in excess of par value                                                         70,405      70,633
 Retained earnings (accumulated deficit)                                               (17,989)     25,898
 Treasury stock at cost, 511,640 and 543,319 shares                                     (3,890)     (4,130)
 Deferred compensation                                                                    (243)       (252)
 Accumulated other comprehensive items (Note 2)                                           (568)     (1,950)
                                                                                      --------    --------

                                                                                        49,673      92,157
                                                                                      --------    --------

                                                                                      $319,166    $350,465
                                                                                      ========    ========





The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $78,036     $77,177
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues (Note 5)                                                              61,616      62,034
 Selling, general, and administrative expenses                                          10,737      10,723
 Restructuring costs (Note 5)                                                              120      10,217
                                                                                       -------     -------

                                                                                        72,473      82,974
                                                                                       -------     -------

Operating Income (Loss)                                                                  5,563      (5,797)

Interest Income                                                                            723         511
Interest Expense (includes $58 and $40 to related party)                                (2,326)     (2,205)
                                                                                       -------     -------

Income (Loss) Before Income Taxes and Minority Interest                                  3,960      (7,491)
Income Tax (Provision) Benefit (Note 5)                                                 (2,226)      2,108
Minority Interest Income (Expense)                                                        (527)      1,687
                                                                                       -------     -------

Net Income (Loss)                                                                      $ 1,207     $(3,696)
                                                                                       =======     =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $   .06     $  (.19)
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  19,070      19,513
                                                                                       =======     =======

 Diluted                                                                                19,346      19,513
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $153,944    $153,870
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of revenues (Note 5)                                                             121,830     123,079
 Selling, general, and administrative expenses                                          21,978      22,298
 Restructuring costs (Note 5)                                                           54,317      10,217
                                                                                      --------    --------

                                                                                       198,125     155,594

                                                                                      --------    --------
Operating Loss                                                                         (44,181)     (1,724)

Interest Income                                                                          1,314       1,155
Interest Expense (includes $116 and $76 to related party)                               (4,465)     (4,462)
                                                                                      --------    --------

Loss Before Income Taxes and Minority Interest                                         (47,332)     (5,031)
Income Tax (Provision) Benefit (Note 5)                                                   (241)        809
Minority Interest Income                                                                 3,686       1,527
                                                                                      --------    --------

Net Loss                                                                              $(43,887)   $ (2,695)
                                                                                      ========    ========

Basic and Diluted Loss per Share (Note 3)                                             $  (2.30)   $   (.14)
                                                                                      ========    ========

Basic and Diluted Weighted Average Shares (Note 3)                                      19,060      19,514
                                                                                      ========    ========





















The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $(43,887)   $ (2,695)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Noncash restructuring costs (Note 5)                                                 46,594       8,105
   Change in deferred income taxes                                                      (2,841)          -
   Depreciation and amortization                                                         6,976       8,340
   Minority interest income                                                             (3,686)     (1,527)
   Provision for losses on accounts receivable                                             217         628
   Other noncash items                                                                   2,087         152
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                 4,638      (5,224)
     Inventories and unbilled contract costs and fees                                   (4,530)     (2,094)
     Other current assets                                                                 (460)     (3,647)
     Accounts payable                                                                     (374)     (1,223)
     Other current liabilities                                                           9,530       3,524
                                                                                      --------    --------

       Net cash provided by operating activities                                        14,264       4,339
                                                                                      --------    --------

Investing Activities:
 Acquisitions, net of cash acquired (Note 6)                                            (2,016)       (576)
 Advances to affiliate, net (Note 7)                                                   (49,265)          -
 Proceeds from sale and maturities of available-for-sale investments                         -      14,065
 Purchases of property, plant, and equipment                                            (6,317)    (10,373)
 Proceeds from sale of property, plant, and equipment                                      324         187
 Purchase of other assets                                                                 (167)     (1,284)
 Other                                                                                       -         (48)
                                                                                      --------    --------

       Net cash provided by (used in) investing activities                             (57,441)      1,971
                                                                                      --------    --------

Financing Activities:
 Increase in short-term obligations to fund an acquisition (Note 6)                      2,286           -
 Repayment of notes payable and long-term obligations                                     (217)    (14,292)
 Repayment of long-term notes receivable                                                 2,535         537
 Proceeds from issuance of Company and subsidiary's common stock                           161          45
 Repurchase of Company common stock                                                          -        (210)
 Dividends paid by subsidiary to minority shareholders                                    (469)       (463)
 Other                                                                                     101          (7)
                                                                                      --------    --------

       Net cash provided by (used in) financing activities                               4,397     (14,390)
                                                                                      --------    --------

Exchange Rate Effect on Cash                                                              (345)       (204)
                                                                                      --------    --------

Decrease in Cash and Cash Equivalents                                                  (39,125)     (8,284)
Cash and Cash Equivalents at Beginning of Period                                        43,013      34,711
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $  3,888    $ 26,427
                                                                                      ========    ========




                              THERMO TERRATECH INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999        1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Fair value of assets of acquired companies                                           $  3,328    $    576
 Cash paid for acquired companies                                                       (2,286)       (576)
 Issuance of subsidiary common stock for acquired company                                 (384)          -
                                                                                      --------    --------

   Liabilities assumed of acquired companies                                          $    658    $      -
                                                                                      ========    ========






































The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and six-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the six-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the second quarter of fiscal 2000 and 1999, the Company had comprehensive income of $978,000 and a comprehensive loss of $3,308,000, respectively. During the first six months of fiscal 2000 and 1999, the Company had comprehensive losses of $42,854,000 and $2,229,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                              October 2,  October 3, October 2, October 3,
(In thousands except per share amounts)                             1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                               $ 1,207    $ (3,696)   $(43,887)  $ (2,695)
                                                                -------    --------    --------   --------

Weighted Average Shares                                          19,070      19,513      19,060     19,514
                                                                -------    --------    --------   --------

Basic Earnings (Loss) per Share                                 $   .06    $   (.19)    $ (2.30)  $   (.14)
                                                                =======    ========     =======   ========

Diluted
Net Income (Loss)                                               $ 1,207    $ (3,696)   $(43,887)  $ (2,695)
Effect of Majority-owned Subsidiaries' Dilutive                     (19)          -           -         (2)
                                                                -------    --------    --------   --------
Securities

Income (Loss) Available to Common Shareholders,                 $ 1,188    $ (3,696)   $(43,887)  $ (2,697)
 as Adjusted
                                                                -------    --------    --------   --------

Weighted Average Shares                                          19,070      19,513      19,060     19,514
Effect of:
 Stock options                                                       67           -           -          -
 Put options                                                        209           -           -          -
                                                                -------    --------    --------   --------

Weighted Average Shares, as Adjusted                             19,346      19,513      19,060     19,514
                                                                -------    --------    --------   --------

Diluted Earnings (Loss) per Share                               $   .06    $   (.19)   $  (2.30)  $   (.14)
                                                                =======    ========    ========   ========




3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options, warrants, and put rights because the effect would be antidilutive. As of October 2, 1999, there were 634,000 of such options outstanding, with exercise prices ranging from $6.34 to $10.40 per share. As of October 2, 1999, put rights with respect to an aggregate of 423,854 shares were outstanding. The put rights obligate the Company, at the holders' option, to purchase shares of the Company's common stock for $8.00 per share.

      In addition, the computation of diluted earnings (loss) per share for each period excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would be antidilutive.

4.    Business Segment Information

                                                              Three Months Ended         Six Months Ended
                                                           October 2,  October 3, October 2,  October 3,
(In thousands)                                                   1999       1998        1999        1998
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
 Environmental-liability Management                          $ 42,492    $ 38,969     $81,357     $ 78,685
 Engineering and Design                                        21,018      23,765      42,923       46,540
 Laboratory Testing                                            10,594       9,901      21,578       19,572
 Metal Treating                                                 4,021       4,797       8,379        9,504
 Intersegment sales elimination (a)                               (89)       (255)       (293)        (431)
                                                             --------    --------    --------     --------

                                                             $ 78,036    $ 77,177    $153,944     $153,870
                                                             ========    ========    ========     ========

Income (Loss) Before Income Taxes and Minority Interest:
 Environmental-liability Management (b)                      $  2,729    $(7,407)    $(34,359)    $ (5,994)
 Engineering and Design (c)                                     1,738        370      (12,219)       1,803
 Laboratory Testing                                             1,629      1,230        3,253        2,491
 Metal Treating                                                   198        570          639        1,182
 Corporate (d)                                                   (731)      (560)      (1,495)      (1,206)
                                                             --------    -------     --------     --------

 Total operating income (loss)                                  5,563     (5,797)     (44,181)      (1,724)
 Interest expense, net                                         (1,603)    (1,694)      (3,151)      (3,307)
                                                             --------    -------     --------     --------

                                                             $  3,960    $(7,491)    $(47,332)    $ (5,031)
                                                             ========    =======     ========     ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and related costs of $39.2 million in the first six months of fiscal 2000 and restructuring costs of $9.2 million in the fiscal 1999 periods.
(c) Includes restructuring costs of $15.7 million in the first six months of fiscal 2000 and $1.0 million in the fiscal 1999 periods.
(d) Primarily general and administrative expenses.

5.    Restructuring and Related Costs

      In May 1999, the Company announced that its majority-owned subsidiaries plan to sell several businesses. The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech, N.V.; three soil-recycling facilities of ThermoRetec Corporation, in addition to the sites previously announced; and the Randers division, BAC Killam Inc., and E3-Killam Inc. businesses of The Randers Killam Group Inc. In connection with these actions, the Company recorded $56,030,000 of restructuring and related costs during the first six months of fiscal

2000, including restructuring costs of $54,317,000, a tax asset write-off of $1,055,000, and an inventory provision of $658,000. In the accompanying statement of operations, the tax write-off is included in income tax (provision) benefit and the inventory provision is included in cost of revenues. Restructuring costs include a $22,192,000 write-down of cost in excess of net assets of acquired companies to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale; a $20,266,000 write-down of fixed assets to their estimated disposal value; $4,555,000 for ongoing lease costs for facilities that will be exited in connection with the sale of certain businesses; $2,494,000 for estimated land reclamation costs; a $1,905,000 charge for the cumulative foreign translation adjustment related to Thermo EuroTech's used-oil processing business; a $1,788,000 write-off of intangible assets related to license acquisition costs at the used-oil processing business; $638,000 for severance costs for 42 employees across all functions, 9 of whom were terminated in the first six months of fiscal 2000; a $443,000 write-off of other current assets associated with the businesses; and $36,000 for retention bonuses paid. The tax write-off represents a deferred tax asset that will not be realized as a result of selling Thermo EuroTech's used-oil processing business. The inventory provision also relates to exiting this business. The write-down of fixed assets principally relates to special-purpose equipment in the used-oil processing and soil-recycling businesses. The effects of these charges reduced depreciation and amortization expense, thereby increasing the Company's pretax operating income by approximately $1,000,000 in the second quarter of fiscal 2000 and reducing the Company's pretax operating loss by approximately $2,000,000 during the first six months of fiscal 2000.

      During fiscal 1999, the Company recorded restructuring costs, primarily related to the closure or sale of two soil-recycling facilities by ThermoRetec. The Company closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. If no buyer is found, ThermoRetec will close the facility. In addition, the Company recorded restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business. In connection with these restructuring activities, the Company established reserves, primarily for ongoing lease costs and severance for 13 employees, 6 of whom were terminated as of October 2, 1999.

      All businesses proposed to be sold, including those announced in fiscal 1999, reported unaudited aggregate revenues and operating income, prior to restructuring and related costs, of $21,030,000 and $1,143,000, respectively, in the first six months of fiscal 2000 and $54,015,000 and $225,000, respectively, in fiscal 1999.

      Substantially all of the restructuring and related costs to date have been noncash charges except for amounts recorded as accrued restructuring costs. A summary of the changes in accrued restructuring costs, which the Company expects to pay primarily during the remainder of fiscal 2000, is as follows:

                                        Severance     Facility-          Land          Other        Total
(In thousands)                                          closing   Reclamation
                                                          Costs
------------------------------------ ------------- ------------- -------------- ------------- ------------

Fiscal 1999 Plan
 Balance at April 3, 1999                  $  112        $1,607        $    -         $    -        $1,719
   Usage                                      (71)         (101)            -              -          (172)
                                           ------        ------        ------         ------        ------

 Balance at October 2, 1999                $   41        $1,506        $    -         $    -        $1,547
                                           ======        ======        ======         ======        ======

Fiscal 2000 Plan
 Balance at April 3, 1999                  $    -        $    -        $    -         $    -        $    -
   Provision charged to expense               638         4,555         2,494             36         7,723
   Usage                                     (133)         (110)            -            (36)         (279)
   Currency Translation                         -             7            10              -            17
                                           ------        ------        ------         ------        ------

 Balance at October 2, 1999                $  505        $4,452        $2,504         $    -        $7,461
                                           ======        ======        ======         ======        ======


      The Company expects to incur additional restructuring costs of approximately $3,000,000, primarily during the remainder of fiscal 2000, for severance, employee retention, and relocation expenses. Pursuant to the requirements of Emerging Issues Task Force Pronouncement 94-3, these costs are not permitted as charges until they are incurred.

6.    Acquisition

      In August 1999, a subsidiary of the Company acquired the outstanding stock of Dempsey Drums Limited for $2,286,000 in cash and 1,605 shares of the subsidiary's common stock valued at $384,000. Dempsey Drums is an Ireland-based service provider in the supply, disposal, and reconditioning of steel and plastic drums and the supply of specialized packaging. This acquisition has been accounted for using the purchase method of accounting and its results have been included in the Company's results from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,538,000, which is being amortized over 20 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimates. Pro forma results have not been presented, as the results of the acquired business were not material to the Company's results of operations.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at October 2, 1999.

8.    Proposed Merger

      On October 19, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron pursuant to which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Electron in exchange for Thermo Electron Common Stock worth between $7.25 and $9.25 per share of Company Common Stock. At the same time, the Company's two publicly traded subsidiaries, ThermoRetec and Randers Killam, entered into merger agreements with Thermo Electron pursuant to which all of the shares of common stock of those companies held by stockholders other than the Company and Thermo Electron would be acquired for cash. The Board of Directors of the Company approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting of an independent director of the Company. The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron intends to vote all of its shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of fiscal 2000. Following the merger, the Company's common stock would cease to be publicly traded.

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

Environmental-liability Management

      The Company's majority-owned ThermoRetec Corporation subsidiary is a national provider of environmental-liability and resource-management services. ThermoRetec offers these and related consulting services in four areas: consulting and engineering, nuclear remediation, soil remediation, and fluids recycling. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into useable oil products. The Company intends to exit this business, as discussed in the results of operations. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary. In August 1999, Green Sunrise acquired the outstanding stock of Dempsey Drums Limited, an Ireland-based service provider in the supply, disposal, and reconditioning of steel and plastic drums and the supply of specialized packaging (Note 6).

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

Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Total revenues were $78.0 million in the second quarter of fiscal 2000, compared with $77.2 million in the second quarter of fiscal 1999. Revenues from the Environmental-liability Management segment increased to $42.5 million in fiscal 2000 from $39.0 million in fiscal 1999. Excluding intrasegment sales, revenues at ThermoRetec increased to $38.6 million in fiscal 2000 from $35.0 million in fiscal 1999, primarily at its Consulting and Engineering Services segment due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Revenues from Thermo EuroTech remained constant at $3.9 million in both fiscal 2000 and 1999. A decrease in revenues relating to a contract to perform soil-remediation services in Europe was offset by $0.6 million of revenues from Dempsey Drums, which was acquired in August 1999 (Note 6). Revenues from the Engineering and Design segment decreased to $21.0 million in fiscal 2000 from $23.8 million in fiscal 1999, primarily due to decreased contract revenue resulting in part from a recession in the chemical industry. Revenues from the Laboratory Testing segment increased to $10.6 million in fiscal 2000 from $9.9 million in fiscal 1999 due to higher demand. Revenues from the Metal Treating segment decreased to $4.0 million in fiscal 2000 from $4.8 million in fiscal 1999 due to weaknesses in the agricultural equipment and commercial aerospace industries.

      The gross profit margin increased to 21% in the second quarter of fiscal 2000 from 20% in the second quarter of fiscal 1999. The increase was primarily due to a reduction of depreciation expense in fiscal 2000 at the Environmental-liability Management and Engineering and Design segments as a result of certain write-offs (Note 5), which increased the pretax operating income by approximately $0.8 million. The gross profit margin also increased at the Laboratory Testing segment, due to increased revenues and relatively stable overhead costs. These increases were offset in part by lower gross profit margins at the Metal Treating segment as a result of a decrease in revenues.

      Selling, general, and administrative expenses as a percentage of revenues remained constant at 14% in the second quarters of both fiscal 2000 and 1999.

      In May 1999, the Company announced that its majority-owned subsidiaries plan to sell several businesses (Note 5). The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech; three soil-recycling facilities of ThermoRetec, in addition to those proposed to be closed in fiscal 1999 discussed below; and the Randers division, BAC Killam Inc., and E3-Killam Inc. businesses of Randers Killam. In connection with these actions, the Company recorded $119,000 of restructuring costs in the second quarter of fiscal 2000, including $63,000 recorded by the Environmental-liability Management segment for retention bonuses and cash costs incurred in connection with the proposed sale of a facility and $56,000 recorded by the Engineering and Design segment for severance costs that were not permitted as charges until they were incurred pursuant to the requirements of Emerging Issues Task Force Pronouncement No. 94-3.

      During the second quarter of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by ThermoRetec in connection with the closure of two soil-recycling facilities. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. The closure was in response to changes in market conditions, which have resulted in lower priced soil-recycling alternatives. In addition, the Company recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business.

      The businesses the Company expects to sell reported unaudited aggregate revenues and operating income, prior to restructuring and related costs, of $21.0 million and $1.1 million, respectively, in the first six months of fiscal 2000 and $54.0 million and $0.2 million, respectively, in fiscal 1999.

      Interest income increased to $0.7 million in the second quarter of fiscal 2000 from $0.5 million in the second quarter of fiscal 1999, primarily as a result of higher average invested cash balances. Interest expense remained relatively constant at $2.3 million in the second quarter of fiscal 2000, compared with $2.2 million in the second quarter of fiscal 1999.

      The effective tax rate of 56% in the second quarter of fiscal 2000 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, the nondeductible amortization of cost in excess of net assets of acquired companies, and certain losses for which state tax benefits could not be utilized. The Company recorded a tax benefit in the second quarter of fiscal 1999 at an effective rate below the statutory federal income tax rate primarily due to the write-off of nondeductible cost in excess of net assets of acquired companies.

      Minority interest expense was $0.5 million in the second quarter of fiscal 2000, compared with minority interest income of $1.7 million in the second quarter of fiscal 1999. The Company recorded minority interest income in fiscal 1999, primarily due to losses incurred by ThermoRetec.

First Six Months Fiscal 2000 Compared With First Six Months Fiscal 1999

      Total revenues remained constant at $153.9 million in the first six months of fiscal 2000 and 1999. Revenues from the Environmental-liability Management segment increased to $81.4 million in fiscal 2000 from $78.7 million in fiscal 1999. Excluding intrasegment sales, revenues at ThermoRetec increased to $74.4 million in fiscal 2000 from $69.2 million in fiscal 1999, primarily at its Consulting and Engineering Services segment due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Revenues from Thermo EuroTech decreased $2.5 million to $6.9 million due to a decrease in sales of useable oil products and a decrease in revenues relating to contracts to perform soil-remediation services overseas and to process oil-based muds. Revenues from the Engineering and Design segment decreased to $42.9 million in fiscal 2000 from $46.5 million in fiscal 1999, primarily due to decreased contract revenue resulting in part from a recession in the chemical industry. Revenues from the Laboratory Testing segment increased to $21.6 million in fiscal 2000 from $19.6 million in fiscal 1999 due to higher demand. Revenues from the Metal Treating segment decreased to $8.4 million in fiscal 2000 from $9.5 million in fiscal 1999 due to weaknesses in the agricultural equipment and commercial aerospace industries.

      The gross profit margin increased to 21% in the first six months of fiscal 2000 from 20% in the first six months of fiscal 1999. Excluding the effect of a $0.7 million write-off of inventory at the Environmental-liability Management segment (Note 5), the gross profit margin increased primarily due to a reduction of depreciation expense in fiscal 2000 at the Environmental-liability Management and Engineering and Design segments (Note 5), which decreased the pretax operating loss by approximately $1.7 million. The gross profit margin also increased at the Laboratory Testing segment, due to increased revenues and relatively stable overhead costs.

      Selling, general, and administrative expenses as a percentage of revenues remained constant at 14% in the first six months of both fiscal 2000 and 1999.

      In connection with the proposed sale of businesses discussed in the results of operations for the second quarter, the Company recorded $54.3 million of restructuring costs in the first six months of fiscal 2000. Of these restructuring costs, $38.6 million was recorded by the Environmental-liability Management segment and $15.7 million was recorded by the Engineering and Design segment. These charges represent the excess of book value of the businesses proposed to be sold over the estimated proceeds from their sale, a write-down of fixed assets to their estimated disposal value, ongoing lease obligations, land reclamation costs, a charge for a cumulative translation adjustment, write-offs of intangible and other assets, and severance costs (Note 5).

First Six Months Fiscal 2000 Compared With First Six Months Fiscal 1999 (continued)

      During the first six months of fiscal 1999, the Company recorded $10.2 million of restructuring costs, as discussed in the results of operations for the second quarter.

      Interest income increased to $1.3 million in the first six months of fiscal 2000 from $1.2 million in the first six months of fiscal 1999, primarily as the result of higher average invested cash balances. Interest expense remained constant at $4.5 million in the first six months of fiscal 2000 and 1999.

      The Company recorded a tax provision in the first six months of fiscal 2000 and a tax benefit in the first six months of fiscal 1999. The effective rate in both periods was below the statutory federal income tax rate, primarily due to the write-off of nondeductible cost in excess of net assets of acquired companies. In addition, the tax provision recorded in fiscal 2000 includes a $1.1 million write-off of deferred tax assets (Note 5).

      The Company recorded minority interest income of $3.7 million and $1.5 million in the first six months of fiscal 2000 and 1999, respectively, primarily due to losses incurred by the Company's majority-owned subsidiaries.

Liquidity and Capital Resources

      Consolidated working capital was $24.0 million at October 2, 1999, compared with $67.0 million at April 3, 1999. Working capital decreased $38.0 million as a result of the reclassification of subordinated convertible debentures due May 2000 to current liabilities. Cash and cash equivalents were $3.9 million at October 2, 1999, compared with $43.0 million at April 3, 1999. In addition, as of October 2, 1999, the Company had $49.3 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Of the total cash and cash equivalents, $2.8 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate, $47.8 million was advanced by the Company's majority-owned subsidiaries and the balance was advanced by the Company and its wholly owned subsidiaries.

      During the first six months of fiscal 2000, $14.3 million of cash was provided by operating activities. During this period, $9.5 million of cash was provided by an increase in other current liabilities, primarily due to a net $7.3 million increase in accrued restructuring costs, which the Company expects to pay primarily over the next 12 months. A decrease in accounts receivable provided $4.6 million of cash, primarily at ThermoRetec due to the timing of billings and increased collection efforts. This decrease at ThermoRetec was offset in part by increased accounts receivable at the Laboratory Testing and Engineering and Design segments, primarily as a result of the timing of billings and customer payments and increased laboratory testing revenues. An increase in inventories and unbilled contract costs and fees used $4.5 million of cash, primarily due to the timing of billings at ThermoRetec.

      Excluding advances to affiliate activity (Note 7), the Company's investing activities in the first six months of fiscal 2000 primarily consisted of an acquisition and capital additions. In August 1999, a subsidiary of the Company acquired Dempsey Drums Limited for $2.0 million, net of cash acquired, and the issuance of shares of the subsidiary's common stock valued at $0.4 million (Note
6). The Company expended $6.3 million for purchases of property, plant, and equipment in the first six months of fiscal 2000 and expects to spend approximately $6.0 million for capital additions during the remainder of fiscal 2000.

      The Company's financing activities provided cash of $4.4 million in the first six months of fiscal 2000 and primarily consisted of $2.5 million received from the repayment of long-term notes receivable and $2.3 million borrowed to finance an acquisition (Note 6). Pursuant to certain put rights on shares issued in connection with an acquisition, the Company has cash obligations aggregating $3.4 million to purchase its common stock through fiscal 2002.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complimentary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Electron, although it has no agreement with Thermo Electron to ensure that funds will be available on acceptable terms, or at all. Thermo Electron has expressed its willingness to advance up to $5 million to the Company for short-term liquidity in the event that the need arises. In addition, ThermoRetec's $38.0 million principal amount 4 7/8% subordinated convertible debentures are due to mature on May 1, 2000. These debentures may be repaid prior to the maturity date if the merger of ThermoRetec with Thermo Electron (Note 8) is completed prior to that time. The merger of ThermoRetec with Thermo Electron is considered a redemption event causing the acceleration of the repayment of the debentures. The maturity of ThermoRetec's debentures could adversely affect the Company's liquidity in the first quarter of fiscal 2001.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. In the first phase of the program, the Company tested and evaluated its critical information technology systems and non-information technology systems for year 2000 compliance, which efforts included testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of the utility and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluations, the Company concluded that no material upgrades or modifications to its critical non-information technology systems were required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 90% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of November 1999.

      The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company also followed up with significant suppliers and vendors that did not respond to the Company's questionnaires. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. As of October 2, 1999, the Company has completed the majority of its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan includes identifying manual or backup systems in the event of a failure of the Company's material information technology systems. The Company may, in the future, modify and adjust its contingency plan as may be required in the event that there are changes in the year 2000 readiness of its business systems and facilities and significant suppliers and vendors.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred third-party expenses (external costs) related to year 2000 issues of approximately $350,000 as of October 2, 1999. All of the external costs incurred as of October 2, 1999, were spent on testing and upgrading information technology systems. In fiscal 1999 and in the first six months of fiscal 2000, an immaterial amount of the Company's total information technology budget was spent on year 2000 issues. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1999.

                                               THERMO TERRATECH INC.



                                               /s/ Paul F. Kelleher
                                               Paul F. Kelleher
                                               Chief Accounting Officer



                                               /s/ Theo Melas-Kyriazi
                                               Theo Melas-Kyriazi
                                               Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------
 2.1           Agreement and Plan of Merger dated as of October 19, 1999, by and among Thermo Electron Corporation, TTT Acquisition Corporation, and Thermo TerraTech Inc. (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K relating to events occurring on October 19, 1999 [File No. 1-9549] and incorporated herein by reference).

  27           Financial Data Schedule.