Form 10-Q
period 2000-01-01
THERMO TERRATECH INC
filed 2000-02-11
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
          ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class                          Outstanding at January 28, 2000
 Common Stock, $.10 par value             18,900,667

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $41,667 under repurchase                         $  4,905   $ 43,013
   agreements with parent company in fiscal 1999)
 Advance to affiliate (Note 8)                                                          49,436          -
 Accounts receivable, less allowances of $3,399 and $3,577                              52,330     58,933
 Unbilled contract costs and fees                                                       26,950     19,974
 Inventories                                                                             2,452      1,869
 Deferred tax asset                                                                      6,668      6,946
 Other current assets                                                                    3,685      3,640
                                                                                      --------   --------

                                                                                       146,426    134,375
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                       135,302    151,219
 Less:  Accumulated depreciation and amortization                                       64,945     59,705
                                                                                      --------   --------

                                                                                        70,357     91,514
                                                                                      --------   --------

Other Assets (Note 5)                                                                    9,623     15,949
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Notes 5 and 6)                      88,865    108,627
                                                                                      --------   --------

                                                                                      $315,271   $350,465
                                                                                      ========   ========





                              THERMO TERRATECH INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1,    April 3,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Short-term obligations and current maturities of                                     $ 19,549   $ 17,618
   long-term obligations (includes $9,228 under overdraft
   facility with related party in fiscal 1999)
 Subordinated convertible debentures (includes $4,300 of                                37,950          -
   related-party debt)
 Accounts payable                                                                       20,939     17,404
 Accrued payroll and employee benefits                                                  12,223     12,771
 Accrued restructuring costs (Note 5)                                                    8,660      1,719
 Deferred revenue                                                                        4,169      2,675
 Other accrued expenses                                                                 13,347     12,623
 Due to parent company and affiliated companies                                          2,140      2,522
                                                                                      --------   --------

                                                                                       118,977     67,332
                                                                                      --------   --------

Deferred Income Taxes                                                                      685      3,538
                                                                                      --------   --------

Other Deferred Items                                                                     1,097      1,076
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures (includes $515 and                                116,892    156,799
   $4,695 of related-party debt)
 Other                                                                                   1,349      1,818
                                                                                      --------   --------

                                                                                       118,241    158,617
                                                                                      --------   --------

Minority Interest                                                                       24,785     27,745
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 75,000,000 shares                                         1,959      1,958
   authorized; 19,592,562 and 19,583,773 shares issued
 Capital in excess of par value                                                         70,993     70,633
 Retained earnings (accumulated deficit)                                               (17,807)    25,898
 Treasury stock at cost, 505,940 and 543,319 shares                                     (3,846)    (4,130)
 Deferred compensation                                                                    (216)      (252)
 Accumulated other comprehensive items (Note 2)                                            403     (1,950)
                                                                                      --------   --------

                                                                                        51,486     92,157
                                                                                      --------   --------

                                                                                      $315,271   $350,465
                                                                                      ========   ========



The accompanying notes are an integral part of these consolidated financial statements.




                              THERMO TERRATECH INC.


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    January 1,  January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $80,846    $80,400
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (Note 5)                                                              63,229     64,549
 Selling, general, and administrative expenses                                          12,461     11,834
 Restructuring costs (Note 5)                                                            2,207          -
                                                                                       -------    -------

                                                                                        77,897     76,383
                                                                                       -------    -------

Operating Income                                                                         2,949      4,017

Interest Income                                                                            723        497
Interest Expense (includes $58 and $42 to related party)                                (2,213)    (2,307)
                                                                                       -------    -------

Income Before Income Taxes, Minority Interest, and Extraordinary Item                    1,459      2,207
Provision for Income Taxes (Note 5)                                                      1,003      1,343
Minority Interest Expense                                                                  370         93
                                                                                       -------    -------

Income Before Extraordinary Item                                                            86        771
Extraordinary Item, Net of Provision for Income Taxes of $64 (Note 7)                       96          -
                                                                                       -------    -------

Net Income                                                                             $   182    $   771
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .01    $   .04
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  19,079     19,421
                                                                                       =======    =======

 Diluted                                                                                19,279     19,935
                                                                                       =======    =======















The accompanying notes are an integral part of these consolidated financial statements.





                              THERMO TERRATECH INC.


                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    January 1,  January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $234,790   $234,270
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (Note 5)                                                             185,059    187,628
 Selling, general, and administrative expenses                                          34,439     34,132
 Restructuring costs (Note 5)                                                           56,524     10,217
                                                                                      --------    -------

                                                                                       276,022    231,977
                                                                                      --------    -------

Operating Income (Loss)                                                                (41,232)     2,293

Interest Income                                                                          2,037      1,652
Interest Expense (includes $174 and $118 to related party)                              (6,678)    (6,769)
                                                                                      --------    -------

Loss Before Income Taxes, Minority Interest, and Extraordinary Item                    (45,873)    (2,824)
Provision for Income Taxes (Note 5)                                                      1,244        534
Minority Interest Income                                                                (3,316)    (1,434)
                                                                                      --------    -------

Loss Before Extraordinary Item                                                         (43,801)    (1,924)
Extraordinary Item, Net of Provision for Income Taxes of $64 (Note 7)                       96          -
                                                                                      --------    -------

Net Loss                                                                              $(43,705)   $(1,924)
                                                                                      ========    =======

Basic and Diluted Loss per Share (Note 3)                                             $ (2.29)    $  (.10)
                                                                                      ========    =======

Basic and Diluted Weighted Average Shares (Note 3)                                      19,066     19,483
                                                                                      ========    =======


















The accompanying notes are an integral part of these consolidated financial statements.





                              THERMO TERRATECH INC.


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                    January 1,  January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net loss                                                                             $(43,705)   $ (1,924)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Noncash restructuring costs (Note 5)                                                 48,776       8,105
   Change in deferred income taxes                                                      (2,841)          -
   Depreciation and amortization                                                        10,589      12,356
   Minority interest income                                                             (3,316)     (1,434)
   Provision for losses on accounts receivable                                             411         963
   Gain on purchase of subordinated convertible debentures (Note 7)                        (96)          -
   Other noncash items                                                                   2,361         225
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                 6,741      (4,362)
     Inventories and unbilled contract costs and fees                                   (8,660)       (450)
     Other current assets                                                                   43      (3,118)
     Accounts payable                                                                    2,888       2,737
     Other current liabilities                                                           6,799       3,220
                                                                                      --------    --------

       Net cash provided by operating activities                                        19,990      16,318
                                                                                      --------    --------

Investing Activities:
 Acquisitions, net of cash acquired (Note 6)                                            (2,016)       (643)
 Advances to affiliate, net (Note 8)                                                   (49,436)          -
 Proceeds from maturities of available-for-sale investments                                  -       2,006
 Proceeds from maturity of held-to-maturity investments                                      -      14,065
 Purchases of property, plant, and equipment                                            (9,384)    (12,656)
 Proceeds from sale of property, plant, and equipment                                    1,308         371
 Purchase of other assets                                                                 (590)     (2,680)
 Other                                                                                       -          60
                                                                                      --------    --------

       Net cash provided by (used in) investing activities                             (60,118)        523
                                                                                      --------    --------

Financing Activities:
 Increase in short-term obligations to fund an acquisition (Note 6)                      2,286           -
 Repayment and repurchase of notes payable and long-term obligations (Note 7)           (3,353)    (14,761)
 Issuance of long-term notes receivable                                                      -        (237)
 Collection of long-term notes receivable                                                2,554         596
 Proceeds from issuance of Company and subsidiary's common stock                           546          55
 Purchase of Company common stock                                                            -      (1,705)
 Dividends paid by subsidiary to minority shareholders                                    (409)       (402)
 Other                                                                                      96          11
                                                                                      --------    --------

       Net cash provided by (used in) financing activities                            $  1,720    $(16,443)
                                                                                      --------    --------






                              THERMO TERRATECH INC.


                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                    January 1,  January 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Exchange Rate Effect on Cash                                                          $    300    $  (264)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (38,108)       134
Cash and Cash Equivalents at Beginning of Period                                        43,013     34,711
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $  4,905    $34,845
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                           $  3,328    $   643
 Cash paid for acquired companies                                                       (2,286)      (643)
 Issuance of subsidiary common stock for acquired company                                 (384)         -
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $    658    $     -
                                                                                      ========    =======

 Issuance of subordinated convertible debentures in                                   $      -    $ 6,999
   exchange for subsidiary common stock
                                                                                      ========    =======




























The accompanying notes are an integral part of these consolidated financial statements.




                              THERMO TERRATECH INC.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, the results of operations for the three- and nine-month periods ended January 1, 2000, and January 2, 1999, and the cash flows for the nine-month periods ended January 1, 2000, and January 2, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the third quarter of fiscal 2000 and 1999, the Company had comprehensive income of $1,013,000 and $741,000, respectively. During the first nine months of fiscal 2000 and 1999, the Company had comprehensive losses of $41,841,000 and $1,488,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                              January 1, January 2, January 1, January 2,
(In thousands except per share amounts)                            2000        1999       2000       1999
------------------------------------------------------------- ---------- ---------- ---------- ----------

Basic
Net Income (Loss)                                               $   182    $    771    $(43,705)  $ (1,924)
                                                                -------    --------    --------   --------

Weighted Average Shares                                          19,079      19,421      19,066     19,483
                                                                -------    --------    --------   --------

Basic Earnings (Loss) per Share                                 $   .01    $    .04    $  (2.29)  $   (.10)
                                                                =======    ========    ========   ========




3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended      Nine Months Ended
                                                              January 1, January 2, January 1, January 2,
(In thousands except per share amounts)                            2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income (Loss)                                               $   182    $    771    $(43,705)  $ (1,924)
Effect of majority-owned subsidiaries' dilutive securities          (18)          -          -           -
                                                                -------    --------    --------   --------

Income (Loss) Available to Common Shareholders,                 $   164    $    771    $(43,705)  $ (1,924)
 as Adjusted
                                                                -------    --------    --------   --------

Weighted Average Shares                                          19,079      19,421      19,066     19,483
Effect of:
 Stock options                                                      149           -           -          -
 Put rights                                                          51         514           -          -
                                                                -------    --------    --------   --------

Weighted Average Shares, as Adjusted                             19,279      19,935      19,066     19,483
                                                                -------    --------    --------   --------

Diluted Earnings (Loss) per Share                               $   .01    $    .04    $  (2.29)  $   (.10)
                                                                =======    ========    ========   ========

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options, warrants, and put rights because the effect would be antidilutive. As of January 1, 2000, there were 593,000 of such options outstanding, with exercise prices ranging from $6.96 to $10.40 per share. As of January 1, 2000, put rights with respect to an aggregate of 195,675 shares were outstanding. The put rights obligate the Company, at the holders' option, to purchase shares of the Company's common stock for $8.00 per share. In January 2000, the Company purchased the applicable shares for $1,565,000 and settled the put right obligation.

      In addition, the computation of diluted earnings (loss) per share for each period excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would be antidilutive.

      An extraordinary gain recorded by the Company increased basic and diluted earnings per share by $.01 in the three- and nine-month periods ended January 1, 2000 (Note 7).

4.    Business Segment Information

                                                              Three Months Ended        Nine Months Ended
                                                           January 1,  January 2,   January 1,  January 2,
(In thousands)                                                   2000       1999        2000        1999
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
   Environmental-liability Management                        $ 45,946    $41,321    $127,303    $120,006
   Engineering and Design                                      18,891     23,566      61,814      70,106
   Laboratory Testing                                          11,963     11,001      33,541      30,573
   Metal Treating                                               4,172      4,654      12,551      14,158
   Intersegment sales elimination (a)                            (126)      (142)       (419)       (573)
                                                             --------    -------    --------    --------

                                                             $ 80,846    $80,400    $234,790    $234,270
                                                             ========    =======    ========    ========




4.    Business Segment Information (continued)

                                                              Three Months Ended        Nine Months Ended
                                                           January 1,  January 2,   January 1,  January 2,
(In thousands)                                                   2000       1999        2000        1999
---------------------------------------------------------- ----------- ----------- ----------- -----------

Income (Loss) Before Income Taxes, Minority Interest,
 and Extraordinary Item:
   Environmental-liability Management (b)                    $  2,175    $ 1,237     $(32,184)   $ (4,757)
   Engineering and Design (c)                                    (724)     1,410      (12,943)      3,213
   Laboratory Testing                                           1,704      1,509        4,957       4,000
   Metal Treating                                                 453        582        1,092       1,764
   Corporate (d)                                                 (659)      (721)      (2,154)     (1,927)
                                                             --------    -------     --------    --------

   Total operating income (loss)                                2,949      4,017      (41,232)      2,293
   Interest expense, net                                       (1,490)    (1,810)      (4,641)     (5,117)
                                                             --------    -------     --------    --------

                                                             $  1,459    $ 2,207     $(45,873)   $ (2,824)
                                                             ========    =======     ========    ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and related costs of $38.6 million and $9.2 million in the first nine months of fiscal 2000 and fiscal 1999, respectively.
(c) Includes restructuring costs of $17.9 million and $1.0 million in the first nine months of fiscal 2000 and fiscal 1999.
(d) Primarily general and administrative expenses.

5.     Restructuring and Related Costs

Fiscal 2000 Plan

      In May 1999, the Company announced that its majority-owned subsidiaries plan to sell several businesses. At the time of the decision, the businesses that will be sold were considered outside the future focus of the Company and its subsidiaries because of low growth prospects, marginal profitability, or the need to invest significant capital to achieve desired returns. The businesses proposed to be sold include the used-oil processing operation of Thermo
EuroTech, N.V.; three soil-recycling facilities of ThermoRetec Corporation, in addition to the sites previously announced; and the Randers division, BAC Killam
Inc., and E3-Killam Inc. businesses of The Randers Killam Group Inc. The Randers
Killam businesses provide engineering and construction services, including transportation planning and design. In connection with these actions, the Company recorded $58,237,000 of restructuring and related costs during the first nine months of fiscal 2000, including restructuring costs of $56,524,000, a tax asset write-off of $1,055,000, and an inventory provision of $658,000. In the accompanying statement of operations, the tax write-off is included in provision for income taxes and the inventory provision is included in cost of revenues.
Restructuring costs include a $22,192,000 write-down of cost in excess of net assets of acquired companies to reduce the carrying value of the businesses proposed to be sold to the estimated proceeds from their sale; a $20,234,000 write-down of fixed assets to their estimated disposal value; $4,555,000 for ongoing lease costs for facilities that will be exited in connection with the sale of certain businesses; $2,494,000 for estimated land reclamation costs;
$2,214,000 for a loss on the sale of the Randers division (Note 10); a $1,905,000 charge for the cumulative foreign translation adjustment related to Thermo EuroTech's used-oil processing business; a $1,788,000 write-off of intangible assets related to license acquisition costs at the used-oil processing business; $638,000 for severance costs for 42 employees across all functions, 12 of whom were terminated in the first nine months of fiscal 2000; a $443,000 write-off of other current assets associated with the businesses; and $61,000 for retention bonuses paid. The tax write-off represents a deferred tax asset that will not be realized as a result of selling Thermo EuroTech's used-oil processing business. The inventory provision also relates to



5.    Restructuring and Related Costs (continued)

exiting this business. The write-down of fixed assets principally relates to special-purpose equipment in the used-oil processing and soil-recycling businesses. The effects of these charges reduced depreciation and amortization expense, thereby increasing the Company's pretax operating income by approximately $700,000 in the third quarter of fiscal 2000 and reducing the Company's pretax operating loss by approximately $2,100,000 during the first nine months of fiscal 2000.

Fiscal 1999 Plan

      During fiscal 1999, the Company recorded restructuring costs, primarily related to the closure or sale of two soil-recycling facilities by ThermoRetec.
The Company closed one soil-recycling facility in March 1999 and is actively seeking a buyer for the second soil-recycling facility. Negotiations are ongoing with a potential buyer. However, there can be no assurance that ThermoRetec will complete the sale. If negotiations are not successful and the Company cannot identify another buyer, ThermoRetec expects to close the facility in the first half of calendar 2000. In addition, the Company recorded restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business. In connection with these restructuring activities, the Company established reserves, primarily for ongoing lease costs and severance for 13 employees, 6 of whom were terminated as of January 1, 2000.

      All businesses proposed to be sold, including those announced in fiscal
1999, reported unaudited aggregate revenues and operating income, prior to restructuring and related costs, of $28,286,000 and $1,136,000, respectively, in the first nine months of fiscal 2000 and $54,015,000 and $225,000, respectively, in fiscal 1999. The aggregate net assets to be sold of $6,301,000 at January 1, 2000, include net assets of $5,113,000 in the Engineering and Design segment and $1,188,000 in the Environmental-liability Management segment. Although there can be no assurance concerning the timing of the completion of the sale of any of these businesses, the Company expects that the sales will primarily occur in the first half of calendar 2000.

      Substantially all of the restructuring and related costs to date have been noncash charges except for amounts recorded as accrued restructuring costs. A summary of the changes in accrued restructuring costs, which the Company expects to pay primarily during the remainder of calendar 2000, is as follows:

                                        Severance     Facility-          Land          Other        Total
(In thousands)                                          closing   Reclamation
                                                          Costs
------------------------------------ ------------- ------------- -------------- ------------- ------------

Fiscal 1999 Plan
 Balance at April 3, 1999                  $  112        $1,607        $    -         $    -        $1,719
   Usage                                      (71)         (141)            -              -          (212)
                                           ------        ------        ------         ------        ------

 Balance at January 1, 2000                $   41        $1,466        $    -         $    -        $1,507
                                           ======        ======        ======         ======        ======

Fiscal 2000 Plan
 Balance at April 3, 1999                  $    -        $    -        $    -         $    -        $    -
   Provision charged to expense               638         4,555         2,494             61         7,748
   Usage                                     (167)         (149)            -            (61)         (377)
   Currency translation                         -           (95)         (123)             -          (218)
                                           ------        ------        ------         ------        ------

 Balance at January 1, 2000                $  471        $4,311        $2,371         $    -        $7,153
                                           ======        ======        ======         ======        ======

      The Company expects to incur additional restructuring costs of approximately $2,500,000, primarily during the remainder of calendar 2000, for severance, employee retention, and relocation expenses. Pursuant to the requirements of Emerging Issues Task Force Pronouncement 94-3, these costs are not permitted as charges until they are incurred.



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

7.    Purchase of Subordinated Convertible Debentures

      During the third quarter of fiscal 2000, the Company purchased $1,957,000 principal amount of the 2 1/2% subordinated convertible debentures, convertible into shares of Thermo EuroTech (Delaware) Inc., for $1,797,000 in cash, resulting in an extraordinary gain of $96,000, net of taxes of $64,000.

8.    Cash Management Arrangement

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

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at January 1, 2000.

9.    Proposed Merger

      On October 19, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron, pursuant to which Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Electron in exchange for Thermo Electron Common
Stock worth between $7.25 and $9.25 per share of Company Common Stock. At the same time, the Company's two publicly traded subsidiaries, ThermoRetec and Randers Killam, also entered into merger agreements with Thermo Electron, pursuant to which all of the shares of common stock of those companies held by stockholders other than the Company and Thermo Electron would be acquired for cash. The Board of Directors of the Company approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting of an independent director of the Company. The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron intends to vote all of its shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the first quarter of fiscal 2001. Following the merger, the Company's common stock would cease to be publicly traded.



10.   Subsequent Events

Sale of the Randers Division

      On January 28, 2000, the Company sold substantially all of the assets and liabilities of the Randers division, exclusive of certain real estate, to a new corporation formed by a former vice president and director of Randers Killam.
The aggregate sales price of $538,000 consists of a promissory note secured by certain real estate. The promissory note is payable in monthly installments with a final maturity in 2003 and bears interest at 8.0%. The Company incurred a $2,214,000 loss on the sale, which has been included in restructuring costs in the accompanying statement of operations for the third quarter of fiscal 2000.

Proposed Sale of the Company

      On January 31, 2000, Thermo Electron announced that it plans to sell all of the businesses of the Company. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

Proposed Sale of Soil-remediation Facilities

      In February 2000, ThermoRetec signed a letter of intent to sell five of its six remaining soil-remediation facilities, including three facilities announced for sale earlier in fiscal 2000 (Note 5). The transaction is expected to be completed before the end of the second quarter of calendar 2000, although there can be no assurance that ThermoRetec will complete this sale. Unaudited revenues and operating income before restructuring charges of the five soil-remediation facilities that will be sold aggregated $16,425,000 and $4,351,000, respectively, in the first nine months of fiscal 2000, and $19,439,000 and $3,445,000, respectively, in fiscal 1999.

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

Environmental-liability Management

      The Company's majority-owned ThermoRetec Corporation subsidiary is a national provider of environmental-liability and resource-management services.
ThermoRetec offers these and related consulting services in four areas:
consulting and engineering, nuclear remediation, soil remediation, and fluids recycling. In February 2000, ThermoRetec signed a letter of intent to sell five of its six remaining soil-recycling facilities. The transaction is expected to be completed before the end of the second quarter of calendar 2000, although there can be no assurance



Overview (continued)

that ThermoRetec will complete this sale (Note 10). The Company's majority-owned
Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products. The Company intends to exit this business, as discussed in the results of operations. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd.
subsidiary. In August 1999, Green Sunrise acquired the outstanding stock of Dempsey Drums Limited, an Ireland-based service provider in the supply, disposal, and reconditioning of steel and plastic drums and the supply of specialized packaging (Note 6).

Engineering and Design

      The Company's majority-owned The Randers Killam Group Inc. subsidiary provides comprehensive engineering and outsourcing services such as water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. In January 2000, Randers Killam sold its Randers division, a process engineering and construction business (Note
10), and intends to exit the highway and bridge engineering business as discussed in the results of operations. The Company's wholly owned Normandeau
Associates Inc. subsidiary provides consulting services that address natural resource management issues.

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

Results of Operations

Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999

      Total revenues were $80.8 million in the third quarter of fiscal 2000, compared with $80.4 million in the third quarter of fiscal 1999. Revenues from the Environmental-liability Management segment increased to $45.9 million in fiscal 2000 from $41.3 million in fiscal 1999. Excluding intrasegment sales, revenues at ThermoRetec increased to $42.6 million in fiscal 2000 from $36.9 million in fiscal 1999, primarily due to higher revenues in its Consulting and Engineering Services group as a result of a large remedial-construction contract that is expected to continue through fiscal 2001. Revenues from Thermo EuroTech decreased to $3.4 million in fiscal 2000 from $4.4 million in fiscal 1999 due to a decrease in sales of usable oil products and a decrease in revenues relating to a contract to process oil-based muds. The Company intends to exit this business. These decreases were offset in part by $0.5 million of revenues from Dempsey Drums, which was acquired in August 1999 (Note 6). Revenues from the
Engineering and Design segment decreased to $18.9 million in fiscal 2000 from $23.6 million in fiscal 1999, primarily due to lower contract revenue resulting in part from a recession in the chemical industry and, to a lesser extent, from the announced sale of certain of its businesses. Revenues from the Laboratory
Testing segment increased to $12.0 million in fiscal 2000 from $11.0 million in fiscal 1999, due to higher demand resulting from new industrial customers.
Revenues from the Metal Treating segment decreased to $4.2 million in fiscal
2000 from $4.7 million in fiscal 1999, due to weakness in the agricultural equipment and commercial aerospace industries.



Third Quarter Fiscal 2000 Compared With Third Quarter Fiscal 1999 (continued)

      The gross profit margin increased to 22% in the third quarter of fiscal
2000 from 20% in the third quarter of fiscal 1999. The gross profit margin from the Environmental-liability Management segment increased to 18% in fiscal 2000 from 16% in fiscal 1999, primarily due to a $1.1 million increase in gross profit in ThermoRetec's Consulting and Engineering Services group for the reason discussed above and a $0.4 million reduction of depreciation expense in fiscal
2000 as a result of certain write-offs (Note 5). The gross profit margin from the Engineering and Design segment increased to 27% in fiscal 2000 from 22% in fiscal 1999, primarily due to a decrease in low-margin contract revenue.

      Selling, general, and administrative expenses as a percentage of revenues remained constant at 15% in the third quarters of fiscal 2000 and 1999.

      In May 1999, the Company announced that its majority-owned subsidiaries plan to sell several businesses (Note 5). At the time of the decision, the businesses that will be sold were considered outside the future focus of the Company and its subsidiaries because of low growth prospects, marginal profitability, or the need to invest significant capital to achieve desired returns. The businesses proposed to be sold include the used-oil processing operation of Thermo EuroTech; three soil-recycling facilities of ThermoRetec, in addition to those proposed to be closed in fiscal 1999 discussed below; and the Randers division, BAC Killam Inc., and E3-Killam Inc. businesses of Randers
Killam. The Randers Killam businesses provide engineering and construction services, including transportation planning and design. In January 2000, the Company sold substantially all of the assets and liabilities of the Randers division for $538,000, resulting in a loss of $2,214,000 (Note 10).

      The businesses the Company announced it would sell reported unaudited aggregate revenues and operating income, prior to restructuring and related costs, of $28.3 million and $1.1 million, respectively, in the first nine months of fiscal 2000 and $54.0 million and $0.2 million, respectively, in fiscal 1999.
These businesses had aggregate net assets of $6.3 million at January 1, 2000, including net assets of $5.1 million in the Engineering and Design segment and $1.2 million in the Environmental-liability Management segment. Although there can be no assurance concerning the timing of the completion of the sale of these businesses, the Company expects that the sales will primarily occur in the first half of calendar 2000.

      Interest income increased to $0.7 million in the third quarter of fiscal
2000 from $0.5 million in the third quarter of fiscal 1999, primarily as a result of higher average invested balances. Interest expense remained relatively constant at $2.2 million in the third quarter of fiscal 2000, compared with $2.3 million in the third quarter of fiscal 1999.

      The effective tax rates of 69% and 61% in the third quarter of fiscal 2000 and 1999, respectively, exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, the nondeductible amortization of cost in excess of net assets of acquired companies, and certain losses for which state tax benefits could not be utilized. The effective tax rate was higher in fiscal 2000 primarily due to higher relative nondeductible expenses.

      Minority interest expense increased to $0.4 million in the third quarter of fiscal 2000 from $0.1 million in the second quarter of fiscal 1999, due to increased earnings from the Company's majority-owned subsidiaries in fiscal
2000.

      During the third quarter of fiscal 2000, the Company purchased $2.0 million principal amount of 2 1/2% subordinated convertible debentures, convertible into shares of Thermo EuroTech (Delaware) Inc., for $1.8 million in cash, resulting in an extraordinary gain of $96,000, net of taxes of $64,000
(Note 7).



First Nine Months Fiscal 2000 Compared With First Nine Months Fiscal 1999

      Total revenues were $234.8 million in the first nine months of fiscal
2000, compared with $234.3 million in the first nine months of fiscal 1999.
Revenues from the Environmental-liability Management segment increased to $127.3 million in fiscal 2000 from $120.0 million in fiscal 1999. Excluding intrasegment sales, revenues at ThermoRetec increased to $117.0 million in fiscal 2000 from $106.5 million in fiscal 1999, primarily due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal 2001. Revenues from Thermo EuroTech decreased $3.6 million to $10.3 million due to a decrease in sales of usable oil products and a decrease in revenues relating to contracts to perform soil-remediation services overseas and to process oil-based muds. The Company intends to exit this business. These decreases were offset in part by $1.1 million of revenues from Dempsey Drums, which was acquired in August 1999 (Note 6). Revenues from the Engineering and Design segment decreased to $61.8 million in fiscal 2000 from $70.1 million in fiscal 1999, primarily due to lower contract revenue resulting in part from a recession in the chemical industry. Revenues from the Laboratory Testing segment increased to $33.5 million in fiscal 2000 from $30.6 million in fiscal 1999, due to higher demand for the reason discussed in the results of operations for third quarter. Revenues from the Metal Treating segment decreased to $12.6 million in fiscal 2000 from $14.2 million in fiscal 1999, due to weakness in the agricultural equipment and commercial aerospace industries.

      The gross profit margin increased to 21% in the first nine months of fiscal 2000 from 20% in the first nine months of fiscal 1999. Excluding the effect of a $0.7 million write-off of inventory in the Environmental-liability
Management segment in fiscal 2000 (Note 5), the gross profit margin increased primarily due to a $1.9 million reduction of depreciation expense in fiscal 2000 as a result of certain write-offs in the Environmental-liability Management and Engineering and Design segments (Note 5). The gross profit margin from the Engineering and Design segment increased to 25% in fiscal 2000 from 23% in fiscal 1999, due to a decrease in low-margin contract revenue.

      Selling, general, and administrative expenses as a percentage of revenues remained constant at 15% in the first nine months of fiscal 2000 and 1999.

      In connection with the proposed sale of businesses discussed in Note 5, the Company recorded $56.5 million of restructuring costs in the first nine months of fiscal 2000. Of these restructuring costs, $38.6 million was recorded by the Environmental-liability Management segment and $17.9 million was recorded by the Engineering and Design segment. These charges represent the excess of book value of the businesses proposed to be sold over the estimated proceeds from their sale, a write-down of fixed assets to their estimated disposal value, ongoing lease obligations, land reclamation costs, a charge for a cumulative translation adjustment, write-offs of intangible and other assets, and severance costs.

      During the first nine months of fiscal 1999, the Company recorded $10.2 million of restructuring costs. Of these restructuring costs, $9.2 million was recorded by ThermoRetec in connection with the closure of two soil-recycling facilities. ThermoRetec took this action after a period of operating losses at the facilities, which it believes arose from relaxed enforcement of state rules concerning disposal of contaminated soils and the availability of alternative disposal options to customers. The costs include a write-down of fixed assets to their estimated disposal value and a write-off of intangible assets, including cost in excess of net assets of acquired companies, as well as other closure costs. In addition, the Company recorded $1.0 million of restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business.

      Interest income increased to $2.0 million in the first nine months of fiscal 2000 from $1.7 million in the first nine months of fiscal 1999, primarily as the result of higher average invested balances. Interest expense remained relatively constant at $6.7 million in the first nine months of fiscal 2000, compared with $6.8 million in the first nine months of fiscal 1999.



First Nine Months Fiscal 2000 Compared With First Nine Months Fiscal 1999
      (continued)

      The Company recorded tax provisions of $1.2 million and $0.5 million on pretax losses in the first nine months of fiscal 2000 and 1999, respectively, primarily due to the effect of nondeductible amortization and write-off of cost in excess of net assets of acquired companies. In addition, the tax provision recorded in fiscal 2000 includes a $1.1 million write-off of deferred tax assets
(Note 5).

      The Company recorded minority interest income of $3.3 million and $1.4 million in the first nine months of fiscal 2000 and 1999, respectively, primarily due to losses incurred by the Company's majority-owned subsidiaries.

      During the third quarter of fiscal 2000, the Company purchased $2.0 million principal amount of 2 1/2% subordinated convertible debentures, convertible into shares of Thermo EuroTech (Delaware) Inc., for $1.8 million in cash, resulting in an extraordinary gain of $96,000, net of taxes of $64,000
(Note 7).

Liquidity and Capital Resources

      Consolidated working capital was $27.4 million at January 1, 2000, compared with $67.0 million at April 3, 1999. Working capital decreased $38.0 million as a result of the reclassification of subordinated convertible debentures due May 2000 to current liabilities. Cash and cash equivalents were $4.9 million at January 1, 2000, compared with $43.0 million at April 3, 1999.
In addition, as of January 1, 2000, the Company had $49.4 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 8), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Of the total cash and cash equivalents, $2.1 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. Of the total advance to affiliate, $48.3 million was advanced by the Company's majority-owned subsidiaries and the balance was advanced by the Company and its wholly owned subsidiaries.

      During the first nine months of fiscal 2000, $20.0 million of cash was provided by operating activities. During this period, $6.8 million of cash was provided by an increase in other current liabilities, primarily due to an increase in accrued restructuring costs. The Company expects to pay the $8.7 million balance of accrued restructuring costs primarily over the next 12 months. A decrease in accounts receivable provided $6.7 million of cash, primarily at ThermoRetec due to the timing of billings and, to a lesser extent, at the Engineering and Design segment due to a decrease in revenues. These decreases were offset in part by increased accounts receivable at the Laboratory
Testing and Engineering and Design segments, primarily as a result of the timing of billings and customer payments and increased laboratory testing revenues. An increase in inventories and unbilled contract costs and fees used $8.7 million of cash, primarily at ThermoRetec, due to increased revenues in the third quarter of fiscal 1999, compared with the fourth quarter of fiscal 2000 and, to a lesser extent, the timing of billings.

      Excluding advance to affiliate activity (Note 8), the Company's investing activities in the first nine months of fiscal 2000 primarily consisted of an acquisition and capital additions. In August 1999, a subsidiary of the Company acquired Dempsey Drums Limited for $2.0 million in cash, net of cash acquired, and the issuance of shares of the subsidiary's common stock valued at $0.4 million (Note 6). The Company expended $9.4 million for purchases of property, plant, and equipment in the first nine months of fiscal 2000 and expects to spend approximately $3.0 million for capital additions during the remainder of fiscal 2000.

      In January 2000, the Company sold substantially all of the assets and liabilities of the Randers division (Note 10).

      The Company's financing activities provided cash of $1.7 million in the first nine months of fiscal 2000, consisting primarily of $2.6 million received from the collection of long-term notes receivable and $2.3 million borrowed to finance an acquisition (Note 6), offset in part by $1.8 million to purchase subordinated convertible debentures (Note 7). In January 2000, the Company purchased $1.6 million of its common stock pursuant to certain put rights on shares issued in connection with an acquisition. As of January 31, 2000, the Company has no further cash obligations pursuant to put rights.



Liquidity and Capital Resources (continued)

      The Company has commenced an offer to repurchase all of the outstanding shares of Thermo EuroTech N.V. stock that are held by shareholders other than the Company, at a price of $3.00 per share in cash. If such efforts are successful, the Company will pay approximately $2.9 million in cash. The offer expires February 14, 2000.

      The Company generally expects to have positive cash flow from its existing operations. Thermo Electron has expressed its willingness to advance up to $5 million to the Company for short-term liquidity in the event that the need arises. In addition, ThermoRetec's $38.0 million principal amount 4 7/8% subordinated convertible debentures are due to mature on May 1, 2000. These debentures may be repaid prior to the maturity date if the merger of ThermoRetec with Thermo Electron (Note 9) is completed prior to that time. The merger of ThermoRetec with Thermo Electron is considered a redemption event causing the acceleration of the repayment of the debentures. The maturity of ThermoRetec's debentures could adversely affect the Company's liquidity in the first quarter of fiscal 2001.

Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

        As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

        While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

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

(b)   Reports on Form 8-K

      On October 21, 1999, the Company filed a Current Report on Form 8-K dated as of October 19, 1999, with respect to the execution of an Agreement and Plan of Merger by and among the Company, TTT Acquisition Corporation, and Thermo
Electron Corporation.





                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of February 2000.

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

   27          Financial Data Schedule.
