Form 10-K
period 2000-04-01
THERMO TERRATECH INC
filed 2000-06-22
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
            ----------------------------------------------------

                                    FORM 10-K

(mark one)
[  X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of April 28, 2000, was approximately $16,872,000.

As of April 28, 2000, the Registrant had 18,956,855 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 2000 Annual Report to Shareholders for the year ended April 1, 2000, are incorporated by reference into Parts I and II.

The information required by Item III of Form 10-K will be filed as an amendment to this Form 10-K no later than 120 days after April 1, 2000, and such information is incorporated by reference from such filing.

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

      Thermo Electron Corporation, the majority owner of the Company, has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company and its subsidiaries, ThermoRetec Corporation and The Randers Killam Group Inc., would be merged into Thermo Electron. As a result, all three companies would become privately held subsidiaries of Thermo Electron. The mergers of ThermoRetec and Killam were effective in June and May 2000, respectively. The public shareholders of ThermoRetec and Killam received $7.00 and $4.50 per share, respectively, in cash in exchange for their shares. The merger between the Company and Thermo Electron is expected to be complete in the third quarter of calendar 2000. The public shareholders of the Company are expected to receive common stock in Thermo Electron in exchange for their shares. The number of Thermo Electron shares to be issued to Thermo TerraTech minority shareholders will be determined at the time of the merger transaction, according to the following conditions: If during the 20 trading days immediately prior to the effective date of the merger the average closing price of Thermo Electron common stock is less than $18.75, Thermo TerraTech shareholders would receive common stock worth the equivalent of $7.50 per share of Thermo TerraTech common stock. However, Thermo Electron may elect to terminate the agreement if it would be required to issue 1.8 million or more shares of Thermo Electron common stock. If the average closing price of Thermo Electron common stock is between $18.75 and $23.125, each share of Thermo TerraTech common stock would be exchanged for .4 shares of Thermo Electron common stock. If the average closing price of Thermo Electron common stock is greater than $23.125, Thermo TerraTech shareholders would receive Thermo Electron common stock worth the equivalent of $9.25 per share of Thermo TerraTech common stock. The completion of this transaction is subject to numerous conditions, as outlined in Note 15 to Consolidated Financial Statements in the Registrant's Fiscal 2000* Annual Report to Shareholders, which statements are incorporated herein by reference.

      In May 1999, the Company announced the planned sale of several businesses by its subsidiaries. In connection with these proposed sales, the Company incurred pretax charges totaling approximately $59 million in fiscal 2000 and expects to incur an additional $2 million in fiscal 2001. On January 31, 2000, Thermo Electron announced that it plans to sell all of the businesses of the Company. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

      The Environmental-liability Management segment includes the Company's ThermoRetec subsidiary, which is a national provider of environmental-liability and resource-management services. Through a nationwide network of offices, ThermoRetec historically offered these and related consulting services in four areas: consulting and engineering, nuclear remediation, soil remediation, and fluids recycling. In February 2000, ThermoRetec entered into a letter of intent to sell five of its six remaining soil-recycling facilities. The transaction is expected to be completed before the end of July 2000, although there can be no assurance that ThermoRetec will complete this sale. In March 2000, ThermoRetec sold its sixth soil-recycling facility. As of April 1, 2000, the Company owned 70% of ThermoRetec's outstanding common stock. As noted above, ThermoRetec has become a privately held subsidiary, jointly owned by the Company and Thermo Electron. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into

--------------------
* References to fiscal 2000, 1999, and 1998 herein are for the fiscal years ended April 1, 2000, April 3, 1999, and April 4, 1998, respectively.

useable oil products. Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise Holdings Ltd. subsidiary. In August 1999, Green Sunrise acquired the outstanding stock of Dempsey Drums Limited, an Ireland-based service provider specializing in the supply, disposal, and reconditioning of steel and plastic drums and other specialized containers. On May 3, 2000, the Company entered into a letter of intent to sell the outstanding stock of Green Sunrise. As of April 1, 2000, the Company owned 88% of Thermo EuroTech's outstanding common stock.

      The Engineering and Design segment includes the Company's Killam subsidiary, which historically provided comprehensive engineering and outsourcing services in four areas: water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. In January 2000, Killam sold its Randers division, a process engineering and construction business. In April 2000, Killam sold the assets of its BAC Killam Inc. subsidiary, a highway and bridge engineering business. As of April 1, 2000, the Company owned approximately 95% of Killam's outstanding common stock. As noted above, Killam has become a privately held subsidiary, jointly owned by the Company and Thermo Electron. This segment also includes the Company's wholly owned Normandeau Associates Inc. subsidiary, which provides consulting services that address natural resource management issues.

      The Company's wholly owned Thermo Analytical Inc. subsidiary, which represents the Laboratory Testing segment, operates analytical laboratories that provide environmental- and pharmaceutical-testing services, primarily to commercial clients throughout the U.S.

      The Metal Treating segment performs metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company sold the businesses comprising this segment in June 2000.

      The Company was incorporated on May 30, 1986, as an indirect, wholly owned subsidiary of Thermo Electron. As of April 1, 2000, Thermo Electron owned 16,605,286 shares of the Company's common stock, representing 88% of such stock outstanding. Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 2000 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's Fiscal 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

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

      The Company designs and operates facilities for the remediation of nonhazardous soil. The Company's soil-recycling centers are environmentally secure facilities for receiving, storing, and processing petroleum-contaminated soils. Each site consists principally of a soil-remediation unit and a soil-storage area. The Company currently provides soil-remediation services at facilities in California, Oregon, Washington, Maryland, and New York. During fiscal 1999, the Company announced plans to close two soil-recycling facilities, of which one was closed in March 1999 and the other was sold in March 2000. In addition, during fiscal 2000, ThermoRetec announced plans to sell three additional soil-recycling facilities. In February 2000, ThermoRetec signed a letter of intent to sell its five remaining soil-recycling facilities, including the three announced in May 1999. The transaction is expected to be completed before the end of July 2000, although there can be no assurance that ThermoRetec will complete this sale.

      The market for remediation of petroleum-contaminated soils, as with many other waste markets, was created by environmental regulations. The market for soil-remediation services has been driven largely by state programs to enforce the Environmental Protection Agency's (EPA's) underground storage tank (UST) regulations and to fund cleanups. UST compliance requirements and attendant remediation costs are often beyond the financial capabilities of individuals and smaller companies. To address this problem, some states established tax-supported trust funds to assist in the financing of UST compliance and remediation. Many states have realized that the number of sites requiring remediation and the costs of compliance are substantially higher than were originally estimated. As a result, several states have significantly reduced compliance requirements and altered regulatory approaches and standards in order to reduce the costs of cleanup. More lenient regulatory standards, reduced enforcement, and uncertainty with respect to such changes have already resulted in lower levels of cleanup activity in most states where the Company conducts business, which had a material adverse effect on the Company's business in recent years. Although the Company expects this market to remain viable for some time after April 1, 2000, there can be no assurance that this business will not decline in future years.

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

      Thermo EuroTech specializes in processing "off-spec" mixtures of oil that contain water, ash, and sediment into commercially tradable end products used in blending. The end products of this process are commercial grade oils that can be blended to make diesel fuels and marine fuels or be used as a feed material. Thermo EuroTech's North Refinery facility has historically received a large percentage of its oil feedstock from the former Soviet Union. North Refinery no longer receives any oil from that nation, due to political and economic changes that have made the transportation of waste oil difficult. To overcome this loss of supply, Thermo EuroTech has taken steps to replace and diversify its feedstock suppliers. In addition, Thermo EuroTech has applied to Dutch authorities for licenses to broaden the variety of waste streams that could be treated at North Refinery. North Refinery may experience future disruptions in deliveries. Any disruptions in supply could have a material adverse effect on the Company's results of operation. In addition, North Refinery has received a one-year exemption from the environmental authorities in the Netherlands and the United Kingdom allowing it to export refined oil, which would otherwise be regulated as "waste" under the environmental regulations of those countries. If North Refinery is unable after that time to qualify its exported oil as non-waste quality oil, or if North Refinery is unable to extend the length of its exemption, the Company's results of operations could be materially adversely affected.

      Thermo EuroTech also provides in-plant waste management and recycling services through its Ireland-based Green Sunrise subsidiary. In August 1999, Green Sunrise acquired the outstanding stock of Dempsey Drums Limited, an Ireland-based service provider specializing in the supply, disposal, and reconditioning of steel and plastic drums and other specialized containers. On May 3, 2000, the Company entered into a letter of intent to sell the outstanding stock of Green Sunrise.

      During fiscal 2000, 1999, and 1998, the Company derived revenues of $166.2 million, $159.1 million, and $141.1 million, respectively, from environmental-liability management services.

Engineering and Design

      The Company historically provided comprehensive engineering and outsourcing services in such areas as water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. In January 2000, Killam sold its Randers division, a process engineering and construction business. In April 2000, Killam sold the assets of its BAC Killam Inc. subsidiary, a highway and bridge engineering business. A substantial portion of the Company's engineering and design services sales are made to existing customers on a repeat basis. Engineering and design services are often performed as multiyear studies. In addition to federal, state, and local governments, customers include public utilities, waste management companies, oil refineries, mining companies, architectural and engineering firms, and a variety of service companies involved with real estate transactions.

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

      Until the January 2000 sale of the Randers division, the Company provided design engineering, project management, and construction services for industrial clients in the manufacturing, pharmaceutical, and chemical-processing industries, principally in the Mid-West, Massachusetts, and West Virginia.

      In addition, the Company provides a broad range of consulting services, which address transportation planning and design, and transportation and environmental consulting, professional engineering, and architectural services.

      During fiscal 2000, 1999, and 1998, the Company derived revenues of $79.6 million, $91.8 million, and $84.6 million, respectively, from engineering and design services.

Laboratory Testing

      The Company provides comprehensive laboratory-based services for the environmental and pharmaceutical industries. Analytical laboratory services consist of a comprehensive range of analytical tests to detect and measure organic contaminants and inorganic contaminants in samples of soil, water, air, industrial wastes, and biological materials. The Company also provides testing services for major pharmaceutical companies in support of new healthcare drug development.

      During fiscal 2000, 1999, and 1998, the Company derived revenues of $44.8 million, $40.5 million, and $37.5 million, respectively, from laboratory testing services.

Metal Treating

      Prior to June 2000, the Company performed metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. Through its Holcroft Division, which was sold in October 1997, the Company designed, manufactured, and installed computer-controlled, custom-engineered, thermal-processing systems used to treat primary metals and metal parts. The Company sold the remaining businesses comprising this segment in June 2000.

      During fiscal 2000, 1999, and 1998, the Company derived revenues of $17.2 million, $19.3 million, and $36.6 million, respectively, from metal treating services and process systems.

      (ii) New Products

      The Company has made no commitments to new products that would require the investment of a material amount of the Company's assets.

      (iii)Raw Materials

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

      (vii)Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

      (viii)Backlog

      The Company's backlog of firm orders at fiscal year-end 2000 and 1999 was:

(In thousands)                                                                             2000      1999
-------------------------------------------------------------------------------------- --------- ---------

Environmental-liability Management                                                     $ 46,671    $47,635
Engineering and Design                                                                   58,465     62,136
Laboratory Testing                                                                        3,611      2,517
Metal Treating                                                                              300        300
                                                                                       --------   --------

                                                                                       $109,047   $112,588
                                                                                       ========   ========

      These amounts include the backlog of all of the Company's subsidiaries, with the exception of soil-recycling, fluids-recycling, and in-plant waste management and recycling services, which are provided on a current basis pursuant to purchase orders. Included in the Company's backlog at fiscal year-end 2000 and 1999 is the incomplete portion of contracts that are accounted for using the percentage-of-completion method. The Company believes that substantially all of the backlog at April 1, 2000, will be completed during fiscal 2001. Certain of these orders are subject to cancellation by the customer upon payment of a cancellation charge and all government contracts are subject to termination at any time by the government without penalty.

      The Engineering and Design segment backlog at fiscal year-end 2000 includes $17,298,000 at the Company's BAC Killam subsidiary, which was sold in April 2000. In addition, the businesses comprising the Metal Treating segment were sold in June 2000.

      (ix) Government Contracts

      Approximately 8%, 6%, and 4% of the Company's revenues in fiscal 2000, 1999, and 1998, respectively, were derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

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

      Thermo EuroTech faces competition for oil from other oil processors and blenders and from a company with a similar distillation technology in Italy. The market for blending oils is very large and oils such as Thermo EuroTech's end products represent a very small percentage of the total market. Green Sunrise is the leading integrated service provider in an emerging, still fragmented market.
The Company believes that no one competitor offers Green Sunrise's complete line of services and no single firm is dominant in any of Green Sunrise's primary service areas. Thermo EuroTech competes primarily on the basis of price.

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

Metal Treating

      The market for metal-treating services is typically regional and competitive. All regions in which the Company had facilities contained numerous competitors. In addition, in-house heat-treating facilities provided a major source of competition. The Company competed in this segment on the basis of services provided, turnaround time, and price. The Company sold the businesses comprising this segment in June 2000.

      (xi) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xii)Number of Employees

      As of April 1, 2000, the Company employed approximately 2,700 persons.
Approximately 300 of these persons were employed by the BAC Killam and Metal
Treating businesses, which were sold subsequent to year-end.

(d)   Financial Information About Geographic Areas

      The Company's sales in foreign locations are currently insignificant.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------- ---   ---------------------------------------------------------

        Brian D. Holt        50   President and Chief Executive Officer (2001)
        Emil C. Herkert      62   Vice President (1996)
        Jeffrey L. Powell    41   Vice President (1994)
        Christine L. Leonard 35   Vice President, Finance and Administration (2001)
        Theo Melas-Kyriazi   40   Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                  (1999)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Holt was appointed President and Chief Executive Officer of the Company in May 2000. Mr. Holt has been President and Chief Executive Officer of
Thermo Ecotek Corporation, another majority-owned subsidiary of Thermo Electron, since February 1994 and is Chief Operating Officer, Energy and Environment, for
Thermo Electron, a position he has held since September 1998. Mr. Herkert has served as President of Killam Associates, a subsidiary of Killam, since 1977 and was appointed Chief Executive Officer of Randers Killam in May 1997. Mr. Powell served as President of ThermoRetec and as its Chief Executive Officer from its inception in 1993 and from May 1997, respectively, until April 1998, when he was named Senior Vice President of ThermoRetec. Ms. Leonard has served as Controller of the Company since August 1996 and was appointed Vice President, Finance and Administration, in June 2000. Ms. Leonard was Controller of Thermo EuroTech from
July 1995 to August 1996. Mr. Melas-Kyriazi was appointed Chief Financial
Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo
Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr.
Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Melas-Kyriazi is a full-time employee of Thermo Electron, but devotes such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The location and general character of the Company's principal properties by segment as of April 1, 2000, are:

Environmental-liability Management

      The Company owns approximately 112,000 square feet of office, engineering, laboratory, and production space, principally in Ireland, California, and the Netherlands, and leases approximately 175,000 square feet of office, engineering, laboratory, and production space pursuant to leases expiring in fiscal 2001 through 2007, principally in Colorado, New Mexico, Pennsylvania,
Massachusetts, and Washington.

      The Company also owns approximately 78 acres in Maryland, California, and Oregon, from which it provides soil-remediation services. The Company leases approximately 2 acres in New York pursuant to a lease expiring in fiscal 2005 and 5 acres in Washington on a month-to-month basis, from which it provides soil-remediation services.

      The Company leases approximately six acres in Arizona and one site in Nevada, pursuant to leases expiring in fiscal 2003 and fiscal 2001, respectively, upon which it has constructed fluids storage and processing equipment.




      The Company occupies approximately 15 acres in Delfzijl, the Netherlands, consisting of office space, distillation facilities, and oil storage tanks, pursuant to a lease expiring in 2059. The lease is cancelable without penalty in fiscal 2009.

Engineering and Design

      The Company owns approximately 65,000 square feet of office, engineering, and laboratory space in New Jersey and Michigan, and leases approximately
160,000 square feet of office, engineering, and laboratory space pursuant to leases expiring in fiscal 2001 through 2008, principally in Pennsylvania, New
Jersey, New Hampshire, Florida, and New York. Of these amounts, BAC Killam owned approximately 9,000 square feet of office and engineering space in New Jersey and leased approximately 26,000 square feet of office and engineering space, primarily in New York. The Company sold the assets of BAC Killam on April 14,
2000.

Laboratory Testing

      The Company owns approximately 185,000 square feet of office and laboratory space in Pennsylvania, and leases approximately 7,000 square feet of office and laboratory space in Michigan pursuant to a lease expiring in fiscal
2001.

Metal Treating

      Prior to the June 2000 sale of the businesses comprising this segment, the Company owned approximately 140,000 square feet of office, laboratory, and production space in Minnesota and Wisconsin, and leased approximately 330,000 square feet of office, laboratory, and production space in California pursuant to leases expiring in fiscal 2005.

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



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's
Common Stock, $.10 par value, and dividend policy are included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's Fiscal 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's Fiscal 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's Fiscal 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of April 1, 2000, are included in the Registrant's Fiscal 2000 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

      The information required by Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after April 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.



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

(b)    Reports on Form 8-K

       On February 11, 2000, the Company filed a Current Report on Form 8-K dated as of January 28, 2000, with respect to the sale of the Randers division of The Randers Killam Group Inc., a subsidiary of the Company.

       On March 21, 2000, the Company filed a Current Report on Form 8-K dated as of March 6, 2000, with respect to the sale of a soil-remediation facility by ThermoRetec Corporation, a subsidiary of the Company.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date:  June 23, 2000                  THERMO TERRATECH INC.


                                      By: /s/ Brian D. Holt
                                          Brian D. Holt
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of June 23, 2000.

Signature                             Title


By:  /s/ Brian D. Holt                President, Chief Executive Officer, and Director
     Brian D. Holt


By:  /s/ Theo Melas-Kyriazi           Vice President and Chief Financial Officer
     Theo Melas-Kyriazi               (Principal Financial and Accounting Officer)


By:  /s/ John P. Appleton             Chairman of the Board and Director
     John P. Appleton


By:  /s/ Donald E. Noble              Director
     Donald E. Noble


By:  /s/ William A. Rainville         Director
     William A. Rainville


By:  /s/ Polyvios C. Vintiadis        Director
     Polyvios C. Vintiadis



                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo TerraTech Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo TerraTech Inc.'s Annual
Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 18, 2000 (except with respect to the matters discussed in Note 17, as to which the date is June 1, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                          Arthur Andersen LLP



Boston, Massachusetts
May 18, 2000



SCHEDULE II

                              THERMO TERRATECH INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)

 Description                                     Provision    Accounts    Accounts   Other (a)    Balance
                                    Balance at  Charged to   Recovered     Written                 at End
                                     Beginning     Expense                     Off                of Year
                                       of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended April 1, 2000               $ 3,577     $   715     $  (674)    $(1,110)    $   187     $ 2,695

Year Ended April 3, 1999               $ 4,450     $ 2,085     $   (45)    $(2,479)    $  (434)    $ 3,577

Year Ended April 4, 1998               $ 3,838     $ 1,141     $     -     $  (773)    $   244     $ 4,450


 Description                            Balance at      Provision         Cash     Other (d)      Balance
                                         Beginning     Charged to     Payments                     at End
                                           of Year    Expense (c)                                 of Year
------------------------------------- ------------- -------------- ------------ ------------- ------------

Accrued Restructuring Costs (b)

Year Ended April 1, 2000                    $1,719       $ 6,219        $ (895)     $ (1,136)      $5,907

Year Ended April 3, 1999                    $    -       $ 2,095        $ (376)     $      -       $1,719


(a) Includes allowances of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's Fiscal 2000
    Annual Report to Shareholders. The fiscal 1999 amount includes an acquired company's reserves that were not required and were therefore reversed to cost in excess of net assets of acquired companies.
(b) The nature of activity in this account is described in Note 11 to
    Consolidated Financial Statements in the Registrant's Fiscal 2000 Annual
    Report to Shareholders.
(c) Excludes provision of $50.8 million in fiscal 2000, primarily for write-downs of cost in excess of net assets of acquired companies and fixed assets, and $8.1 million in fiscal 1999, for fixed asset and intangible asset write-downs.
(d) Includes reserves reversed due to sale of businesses and the effect of currency translation.



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

 2.9           Reserved.

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

2.13 Agreement and Plan of Merger dated as of October 19, 1999, by and among Thermo Electron Corporation, TTT Acquisition Corporation, and the Registrant (filed as Exhibit 2.1 to the Registrant's
               Current Report on Form 8-K relating to events occurring on October 19, 1999 [File No. 1-9549] and incorporated herein by reference).

2.14           Asset Purchase Agreement by and among RGI Muskegon, Inc. (as
               Buyer), Randers Engineering, Inc., Redeco, Inc., Viridian
               Technology, Inc., and Randers Group Property Corporation (as
               Sellers), and The Randers Killam Group Inc. (as Seller's Parent) dated January 28, 2000 (filed as Exhibit 2.1 to The Randers
               Killam Group Inc.'s Current Report on Form 8-K dated as of
               January 28, 2000 [File No. 0-18095] and incorporated herein by reference).

2.15           Amendment No. 1 to Agreement and Plan of Merger dated as of April 12, 2000, by and among
               Thermo Electron Corporation, TTT Acquisition Corporation, and the Registrant (filed as
               Appendix A-1 to Thermo Electron Corporation's Amendment No. 2 to its Registration
               Statement on Form S-4 [Reg. No. 333-90661] and incorporated herein by reference).

2.16           Asset Purchase Agreement dated March 6, 2000, by and among TPST
               Soil Recyclers of California, Inc. and Nove Investments I, LLC
               (filed as Exhibit 2.1 to ThermoRetec Corporation's Form 8-K dated as of March 21, 2000 [File No. 1-12636] and incorporated herein by reference).

2.17           Asset Purchase Agreement by and among BAC Killam, Inc. and The Randers Killam Group Inc.
               (as Sellers) and Hatch Mott McDonald, Inc. (as Buyer), dated as of March 31, 2000 (filed as Exhibit 2.1 to The Randers Killam Group Inc.'s Form 8-K dated as of April 14, 2000
               [File No. 0-18095] and incorporated herein by reference).

2.18           Asset Purchase Agreement by and among the Registrant,
               Metallurgical, Inc., Cal-Doran Metallurgical Services, Inc., and
               Metal Treating Inc. (as Sellers) and Lindberg Corporation (as
               Buyer), dated as of May 31, 2000 (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated as of June 1, 2000
               [File No. 1-9549] and incorporated herein by reference).

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



Exhibit
Number         Description of Exhibit

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




Exhibit
Number         Description of Exhibit

10.32          Amended and Restated Thermo TerraTech Inc. - The Randers Group
               Incorporated Nonqualified Stock Option Plan.

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

10.34          Amended and Restated Nonqualified Stock Option Plan of the
               Registrant. (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989, and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989.)

10.35 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.36          Amended and Restated Equity Incentive Plan.

10.37          Amended and Restated Directors Stock Option Plan.

10.38          Amended and Restated Thermo TerraTech Inc. (formerly Thermo
               Process Systems Inc.) - Thermo Remediation Inc. Nonqualified
               Stock Option Plan.

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



Exhibit
Number         Description of Exhibit

10.43 Master Cash Management, Guarantee Reimbursement, and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo
               Electron Corporation (filed as Exhibit 10.43 to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended April 3, 1999 [File No. 1-9549] and incorporated herein by reference).

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

10.46          Retention Agreement dated as of November 17, 1999, between Thermo
               Electron Corporation and John P. Appleton.

10.47          Retention Agreement between the Registrant and Emil C. Herkert.

10.48          Retention Agreement between the Registrant and Jeffrey L. Powell.

  13 Annual Report to Shareholders for the fiscal year ended April 1, 2000 (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.