Form 10-K/A
period 2000-04-01
THERMO TERRATECH INC
filed 2000-07-31
CIK 796038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


    X             Annual Report Pursuant to Section 13 or 15(d) of the
---------         Securities Exchange Act of 1934

                  Transition Report Pursuant to Section 13 or 15(d) of the
---------         Securities Exchange Act of 1934

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

           Securities registered pursuant to Section 12(b)of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      -------------------
Common Stock, $.10 par value                             American Stock Exchange

           Securities registered pursuant to section 12(g)of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the
past 90 days.  X   No      .
             -----   -----

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

As of April 28, 2000, the Registrant had 18,956,855 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 1, 2000, are incorporated by reference into Parts I and II.

Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 2000 are hereby amended and restated in their entirety as follows:

                                    Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below are the names of the directors, their ages, their offices in Thermo TerraTech Inc. ("Thermo TerraTech" or the "Company"), if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Company's Common Stock and of the common stock of its parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, medical devices, power generation and resource recovery is reported in Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

--------------------------------------------------------------------------------
John P. Appleton      Dr. Appleton, 65, has been a director of the Company since
                      September 1993 and its non-executive chairman of the board since May 2000. He was the  president and chief  executive officer  of the  Company  from  September  1993  until his retirement  in April 2000.  Dr.  Appleton also served as a vice  president of Thermo  Electron  from 1975 until April
                      2000. He was the chief  executive  officer of  ThermoRetec
                      Corporation   from   September   1993   until   May  1997.
                      ThermoRetec Corporation, a subsidiary of the Company that provides advanced management, regulatory, and technology skills to a variety of environmental services, was taken private by Thermo Electron in a merger effective June 5, 2000.

--------------------------------------------------------------------------------
Brian D. Holt         Mr.  Holt,  51, has been a director of the  Company  since
                      1997 and its president and chief  executive  officer since
                      May  2000.  Mr.  Holt  has been the  president  and  chief
                      executive   officer  of  Thermo  Ecotek   Corporation,   a
                      majority-owned  subsidiary  of  Thermo  Electron  that  is
                      involved  in  clean-power  resources,   clean  fuels,  and
                      naturally  derived  products for protecting  crops,  since
                      February 1994. He has been the chief operating officer, energy and environment, of Thermo Electron since September
                      1998. From March 1996 to September 1998, he was a vice president of Thermo Electron. For more than five years prior to his appointment as an officer of Thermo Ecotek
                      Corporation, he was president and chief executive officer of Pacific Generation Company, a financier, builder, owner and operator of independent power facilities. Mr. Holt is also a director of Thermo Ecotek Corporation.

--------------------------------------------------------------------------------
Donald E. Noble       Mr.  Noble,  85, has been a director of the Company  since
                      1986 and served as chairman of the board from 1992 to November 1994. For more than 20 years, from 1959 to 1980,
                      Mr. Noble served as the chief executive officer of Rubbermaid Incorporated, first with the title of president and then as the chairman of the board. Mr. Noble is also a director of Thermo Fibertek Inc.

--------------------------------------------------------------------------------
William A. Rainville  Mr.  Rainville,  58,  has been a director  of the  Company since February 1993 and was chairman of the board from November 1994 through February 1997. Mr. Rainville has been president and chief executive officer of Thermo Fibertek Inc., a majority-owned subsidiary of Thermo Electron that develops and manufactures equipment and products for the papermaking and paper-recycling industries, since its inception in 1991 and has been the chief operating officer, recycling and resource recovery, of Thermo Electron since September 1998. Prior to that time, Mr. Rainville was a senior vice president of Thermo Electron from March 1993 to September 1998; and a vice president of Thermo Electron from 1986 to 1993. Mr. Rainville is also a director of Thermo Ecotek Corporation, Thermo Fibergen Inc., and Thermo Fibertek Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Polyvios C. Vintiadis   Mr.  Vintiadis,  64, has been a director  of the Company
                        since  September 1992 and was  non-employee  chairman of
                        the board from  February  1997  until  April  2000.  Mr.
                        Vintiadis  has been the  chairman  and  chief  executive
                        officer  of   Towermarc   Corporation,   a  real  estate
                        development  company,   since  1984.  Prior  to  joining
                        Towermarc, Mr. Vintiadis was a principal of Morgens, Waterfall & Vintiadis, Inc., a financial services firm, with whom he remains associated. For more than 20 years prior to that time, Mr. Vintiadis was employed by Arthur
                        D. Little & Company, Inc. Mr. Vintiadis is also a director of Spectra-Physics Lasers, Inc.

--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Company, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors"). The present members of the audit committee are Mr. Vintiadis (Chairman) and Mr. Noble. The audit committee reviews the scope of the audit with the Company's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Noble (Chairman) and Mr. Vintiadis. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Company's stock option and other stock-based compensation plans. The Company does not have a nominating committee of the board of directors. The board of directors met six times, the audit committee met once and the human resources committee met three times during fiscal 2000. Each director attended at least 75% of all meetings of the board of directors and committees on which he served held during fiscal 2000.

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

COMPENSATION OF DIRECTORS

          CASH COMPENSATION

         Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. The former non-employee chairman of the board, Mr. Vintiadis, received an additional meeting fee for his services equal to $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone. Payment of directors' fees is made quarterly. Dr. Appleton, Mr. Holt and Mr. Rainville are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Company for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

     In addition, the member of the Special Committee receives a one-time retainer of $20,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

         DEFERRED COMPENSATION PLAN FOR DIRECTORS

         Under the Company's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change of control or proposed change of control of the Company that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. As of April 1, 2000, a total of 41,416 shares of Common Stock were currently reserved for issuance under the Deferred Compensation Plan and deferred units equal to approximately 36,192 full shares of Common Stock were accumulated for current directors under the Deferred Compensation Plan.

         DIRECTORS STOCK OPTION PLAN

         The Company's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant As of May 31, 2000, options to purchase 27,700 shares of Common Stock had been granted under the Directors Plan, of which 13,300 shares were outstanding, 8,600 shares had lapsed, 5,800 shares had been exercised; and options to purchase 55,900 shares of Common Stock were reserved and available for future grant.

         DISCRETIONARY GRANTS OF STOCK OPTIONS TO DIRECTORS

         In addition to stock options granted pursuant to the Directors Plan, the Company may also make discretionary grants of stock options to directors. Beginning in fiscal 1997, the non-employee chairman of the board has received annually a discretionary grant of options to purchase an additional 1,000 shares of Common Stock of the Company. The exercise price for discretionary option grants is calculated in the same manner as for options granted pursuant to the Director's Plan, and the grant is awarded at the first regular meeting of the board of directors following the Annual Meeting of the Stockholders in conjunction with the chairman's annual appointment as chairman of the board. Dr. Appleton, who was appointed non-executive chairman of the board in May 2000, is not eligible for this discretionary grant.

STOCK OWNERSHIP POLICIES FOR DIRECTORS

         The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the Company is required to comply with a separate stock holding policy established by the Committee, which is described below.

EXECUTIVE OFFICERS

         Reference is made to Item 1(e) of this Report for information regarding the Executive Officers of the Registrant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 2000, except in the following instances. Mr. Jeffrey L. Powell, an officer of the Company, filed one late transaction on Form 4, reporting the acquisition of a restricted stock award. Mr. Emil C. Herkert, an officer of the Company, filed three late transactions on Form 4, reporting the acquisition of a restricted stock award and two sales of shares of common stock.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation during the last three fiscal years for services to the Company in all capacities awarded to, earned by or paid to the Company's former chief executive officer and its two other executive officers whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the Company as of the end of fiscal 2000. These officers are together referred to as the "named executive officers."

         The Company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Company, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Company's affairs is provided to the Company under the Corporate Services Agreement between the Company and Thermo Electron. See Item 13 - "Certain Relationships and Related
Transactions." Accordingly, the compensation for these individuals is not reported in the following table.


                                               Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                 Annual Compensation                    ---------------------
                                  -----------------                 Restricted        Securities
Name and              Fiscal                          Other Annual     Stock          Underlying            All Other
Principal Position     Year    Salary      Bonus      Compensation    Award(1)        Options (2)        Compensation (3)
------------------    ------  --------    --------    ------------   -------------  -----------------    ----------------
John P. Appleton (4)   2000   $208,125    $150,000                    $44,500 (TTT)    --                  $18,220 (6)
  President and Chief  1999   $189,000    $115,000          --             --          --                  $17,455 (6)
  Executive Officer    1998   $175,500          $0 (5)      --             --         60,000 (TTT)         $  5,762(6)
                                                                                     120,000 (RGI) (7)
-------------------------------------------------------------------------------------------------------------------------
Emil C. Herkert        2000   $214,000    $100,000        $37,929 (8)                    500 (TMO)         $25,719
  Vice President       1999   $214,000     $65,000        $37,391 (8) $97,000 (TTT)    8,000 (TTT)         $26,202
                                                                                       6,100 (TMO)
                                                                                      10,000 (RGI) (7)
                       1998   $207,000          $0 (5)    $48,188 (8)      --            998 (TMO)         $18,325
                                                                                       2,000 (MKA) (9)
                                                                                       2,000 (ONX)(10)
                                                                                     240,000 (RGI) (7)
                                                                                       2,000 (TDX) (11)
                                                                                         999 (THI) (12)
                                                                                       1,023 (TKN)
                                                                                       2,000 (TRIL)
-------------------------------------------------------------------------------------------------------------------------


                                               Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                 Annual Compensation                    ---------------------
                                  -----------------                 Restricted        Securities
Name and              Fiscal                          Other Annual     Stock          Underlying            All Other
Principal Position     Year    Salary      Bonus      Compensation    Award(1)        Options (2)        Compensation (3)
------------------    ------  --------    --------    ------------   -------------  -----------------    ----------------

Jeffrey L. Powell      2000   $150,000     $45,000          --             --          1,000 (TMO)         $10,481 (13)
  Vice President       1999   $145,000     $44,000          --        $44,000 (TTT)    5,000 (TTT)         $ 8,237 (13)
                                                                                       1,000 (TMO)
                       1998   $145,000          $0 (5)      --             --          1,398 (TMO)         $60,304 (13)
                                                                                       2,000 (MKA) (9)
                                                                                       2,000 (ONX)(10)
                                                                                      24,000 (RGI) (7)
                                                                                       2,000 (TDX) (11)
                                                                                         999 (THI) (12)
                                                                                       1,023 (TKN)
                                                                                       2,000 (TRIL)
-------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 2000, Dr. Appleton was awarded 8,900 shares of restricted Common Stock of the Company with a value of $44,500 on the grant date. In fiscal 1999, Mr. Herkert and Mr. Powell were awarded 19,400 and 8,800 shares, respectively, of restricted Common Stock of the Company with a value of $97,000 and $44,000, respectively, on the grant date. The restricted stock awards vest 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 2000, Dr. Appleton, Mr. Herkert and Mr. Powell held 8,900, 19,400 and 8,800 shares, respectively, of restricted Common Stock with an aggregate value of $68,975, $150,350 and $68,200, respectively.

(2) Options to purchase Common Stock granted by the Company are designated in the table as "TTT". In addition, the named executive officers have also been granted options to purchase the common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Instrument Systems Inc. (designated in the table as THI), ThermoTrex Corporation (designated in the table as TKN) and Thermo Trilogy Corporation (designated in the table as TRIL).

(3) Represents the amount of matching contributions made by the individual's employer on behalf of the named executive officers participating in Thermo Electron's 401(k) plan or, in the case of Mr. Herkert, the Elson T. Killam Savings and Investment Plan.

(4) Dr. Appleton retired as President and Chief Executive Officer of the Company effective April 1, 2000. Prior to his retirement, Dr. Appleton served in various management capacities for the Company and its subsidiaries and served as an officer of Thermo Electron during the past three fiscal years. A portion of Dr. Appleton's annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron over each of the past three fiscal years as compensation for the services provided to Thermo Electron. The annual cash compensation reported in the table for Dr. Appleton represents the amounts paid by the Company and its subsidiaries solely for Dr. Appleton's services as an officer of the Company or its subsidiaries. Approximately 90% of Dr. Appleton's annual cash compensation (salary and bonus) earned in all capacities throughout the Thermo Electron organization was paid by the Company and its subsidiaries for his services to the Company and its subsidiaries in each of fiscal 2000, 1999 and 1998. These percentages include the allocation to ThermoRetec Corporation, a subsidiary of the Company that provides advanced management, regulatory, and technology skills to a variety of environmental services ("ThermoRetec") of 20% of Dr. Appleton's annual cash compensation (salary and bonus) in fiscal 1998 for Dr. Appleton's services as ThermoRetec's chief executive officer. The salary and bonuses paid to Dr. Appleton reflect compensation decisions based on fiscal year performance. From time to time in the past, Dr. Appleton has been, and in the future may be, granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Company. These options are not reported in this table as they were granted as compensation for services to other Thermo Electron companies in capacities other than in his capacity as the president and chief executive officer of the Company.

(5) Dr. Appleton, Mr. Herkert and Mr. Powell elected to forego their bonuses for fiscal 1998 in light of the Company's operating and stock price performance in fiscal 1998.

(6) In addition to the matching contribution referred to in footnote (3), such amount includes $10,889, $10,086 and $2,262, which represents the amount of compensation in fiscal 2000, 1999 and 1998, respectively, attributable to interest-free loans provided to Dr. Appleton pursuant to the stock holding assistance plans of the Company and ThermoRetec. See Item 13 - Certain Relationships and Related Transactions - Stock Holding Assistance Plans.

(7) Subsequent to April 1, 2000, The Randers Killam Group Inc. ("RGI") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of RGI common stock was exchanged for $4.50 in cash and each outstanding option of RGI was converted into an option to acquire approximately .24 shares of the common stock of Thermo Electron.

(8) This amount includes payments of $20,000 plus an additional gross-up amount of $17,929, $17,391 and $17,186 in each of fiscal 2000, 1999 and
         1998, respectively, to compensate for the federal and state income tax liability attributable to such payments in fiscal 2000, 1999 and 1998 made to Mr. Herkert pursuant to the terms of a certain Deferred Compensation Agreement with Elson T. Killam Associates.

(9) Subsequent to April 1, 2000, Metrika Systems Corporation ("MKA") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of MKA common stock was exchanged for $9.00 in cash and each outstanding option of MKA was converted into an option to acquire approximately .46 shares of the common stock of Thermo Electron.

(10) Subsequent to April 1, 2000, ONIX Systems Inc. ("ONX") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of ONX common stock was exchanged for $9.00 in cash and each outstanding option of ONX was converted into an option to acquire approximately .44 shares of the common stock of Thermo Electron.

(11) Subsequent to April 1, 2000, Thermedics Detection Inc. ("TDX") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of TDX common stock was exchanged for $8.00 in cash and each outstanding option of TDX was converted into an option to acquire approximately .39 shares of the common stock of Thermo Electron.

(12) Subsequent to April 1, 2000, Thermo Instrument Systems Inc ("THI") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of THI common stock was exchanged for .85 shares of Thermo Electron Common Stock and each outstanding option of THI was converted into an option to acquire .85 shares of the common stock of Thermo Electron.

(13) In addition to the matching contribution referred to in footnote (3), such amount includes the reimbursement by the Company of $50,000 in expenses associated with Mr. Powell's relocation to Concord, Massachusetts in fiscal 1998 and $3,272, $3,218 and $932, which represents the amount of compensation in fiscal 2000, 1999 and 1998, respectively, attributable to interest-free loans provided to Mr. Powell pursuant to the stock holding assistance plan of ThermoRetec. See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plans."

STOCK OPTIONS GRANTED DURING FISCAL 2000

         The following table sets forth information concerning individual grants of stock options made during fiscal 2000 to the Company's named executive officers. It has not been the Company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 2000.

         Dr. Appleton served as a vice president of Thermo Electron since 1975 and from time to time has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Company and its majority-owned subsidiaries. These options are not reported in this table as they were granted as compensation for services to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Company.


                                        Option Grants in Fiscal 2000
--------------------------------------------------------------------------------------------------------------
                                                                                       Potential Realizable
                         Number of          Percent of                                  Value at Assumed
                         Securities        Total Options                             Annual Rates of Stock
                     Underlying Options     Granted to       Exercise                Price Appreciation for
                        Granted and        Employees in     Price Per   Expiration      Option Term (2)
       Name             Company (1)         Fiscal Year        Share        Date            5%      10%
       ----            --------------       ------------       -----        ----            --      ---

John P. Appleton           -- --                 --              --          --          --          --
--------------------------------------------------------------------------------------------------------------
Emil C. Herkert           500 (TMO)           0.02% (3)          $14.81      9/22/04     $2,050        $4,521
--------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell       1,000 (TMO)           0.03% (3)          $14.81      9/22/04     $4,090        $9,042
--------------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights lapse after one-year, and the option has a five year term, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table.

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

STOCK OPTIONS EXERCISED DURING FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

          The following table reports certain information regarding stock option exercises during fiscal 2000 and outstanding stock options held at the end of fiscal 2000 by the Company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 2000.


                  Aggregated Option Exercises In Fiscal 2000 And Fiscal 2000 Year-End Option Values
-----------------------------------------------------------------------------------------------------------------------
                                                                                                       Value of
                                                                                Number of             Unexercised
                                                                               Unexercised           In-the-Money
                                                                           Options at Fiscal      Options at Fiscal
                                             Shares                             Year-End              Year-End
                                          Acquired on        Value           (Exercisable/          (Exercisable/
        Name             Company (1)        Exercise        Realized (2)     Unexercisable)(1)       Unexercisable)
        ----             -----------      ------------     ------------     -----------------      -----------------

John P. Appleton (3)         TTT               --               --              275,000  /0               $0  /--
                             RGI (4)           --               --              120,000  /0         $135,000  /--
                             THN (5)           --               --               63,000  /0               $0  /--
-----------------------------------------------------------------------------------------------------------------------
Emil C. Herkert              TTT               --               --                8,000  /0          $21,760  /--
                             TMO               --               --               45,098  /0 (6)      $31,224  /--
                             MKA (7)           --               --                2,000  /0               $0  /--
                             ONX (8)           --               --                2,000  /0               $0  /--
                             RGI (4)           --               --              250,000  /0         $288,750  /--
                             TDX (9)           --               --                2,000  /0               $0  /--
                            TRIL               --               --                    0  /2,000           --  /$0 (10)
                             THI (11)          --               --                  999  /0          $10,173  /--
                             TKN               --               --                1,023  /0           $2,486  /--
-----------------------------------------------------------------------------------------------------------------------
Jeffrey L. Powell            TTT               --               --               28,000  /0          $13,600  /--
                             TMO             5,062           $31,121             31,748  /0 (12)     $28,829  /--
                             MKA (7)           --               --                2,000  /0               $0  /--
                             ONX (8)           --               --                2,000  /0               $0  /--
                             RGI (4)           --               --               24,000  /0          $27,000  /--
                             TDX (9)           --               --                2,000  /0               $0  /--
                             TBA (13)          --               --                2,000  /0          $35,380  /--
                             TFG               --               --                2,000  /0           $3,876  /--
                             THI (11)          --               --                  999  /0          $10,173  /--
                             TLZ               --               --                5,000  /0               $0  /--
                             TLT               --               --                    0  /2,000           --  /$0 (10)
                             TOC (14)          --               --                6,000  /0          $26,430  /--
                             TMQ (15)          --               --                6,000  /0          $22,500  /--
                             THN (5)           --               --              111,000  /0               $0  /--
                             TSR (16)          --               --                2,000  /0           $2,750  /--
                            TRIL               --               --                    0  /2,000           --  /$0 (10)
                             TKN               --               --                1,023  /0           $2,486  /--
                             TXM               --               --                4,000  /0               $0  /--
-----------------------------------------------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation and Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act or (ii) nine years from the grant date. Generally, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under Summary Compensation Table above for the company abbreviations used in this table. In addition, company abbreviations used in this table and not defined in footnote (2) are as follows: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as
         TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoRetec Corporation (Designated in the table as THN), ThermoQuest
         Corporation  (designated  in the  table as TMQ),  Thermo  Sentron  Inc.
         (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

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

(3) Dr. Appleton served as a vice president of Thermo Electron from 1975 until April 2000 and has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Company from time to time by Thermo Electron or such other subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the chief executive officer of the Company.

(4) Subsequent to April 1, 2000, The Randers Killam Group Inc. ("RGI") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of RGI common stock was exchanged for $4.50 in cash and each outstanding option of RGI was converted into an option to acquire approximately .24 shares of the common stock of Thermo Electron.

(5) Subsequent to April 1, 2000, ThermoRetec Corporation ("THN) was taken private by Thermo Electron in a merger transaction whereby each outstanding share of THN common stock was exchanged for $7.00 in cash and each outstanding option of THN was converted into an option to acquire approximately .36 shares of the common stock of Thermo Electron.

(6) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Herkert are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In fiscal 1998, the human resources committee of the board of directors of Thermo Electron accelerated the vesting of 1,350 shares.

(7) Subsequent to April 1, 2000, Metrika Systems Corporation ("MKA") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of MKA common stock was exchanged for $9.00 in cash and each outstanding option of MKA was converted into an option to acquire approximately .46 shares of the common stock of Thermo Electron.

(8) Subsequent to April 1, 2000, ONIX Systems Inc. ("ONX") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of ONX common stock was exchanged for $9.00 in cash and each outstanding option of ONX was converted into an option to acquire approximately .44 shares of the common stock of Thermo Electron.

(9) Subsequent to April 1, 2000, Thermedics Detection Inc. ("TDX") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of TDX common stock was exchanged for $8.00 in cash and each outstanding option of TDX was converted into an option to acquire approximately .39 shares of the common stock of Thermo Electron.

(10) No public market existed for the shares underlying these options as of April 1, 2000. Accordingly, no value in excess of exercise price has been attributed to these options.

(11) Subsequent to April 1, 2000, Thermo Instrument Systems Inc ("THI") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of THI common stock was exchanged for .85 shares of Thermo Electron Common Stock and each outstanding option of THI was converted into .85 options to purchase shares of the common stock of Thermo Electron.

(12) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Powell are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation lapse ratably over a three-year period commencing with the sixth anniversary of the grant date.

(13) Subsequent to April 1, 2000, Thermo BioAnalysis Corporation ("TBA") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of TBA common stock was exchanged for $28.00 in cash and each outstanding option of TBA was converted into approximately
         1.47 options to purchase shares of the common stock of Thermo Electron.

(14) Subsequent to April 1, 2000, Thermo Optek Corporation ("TOC") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of TOC common stock was exchanged for $15.00 in cash and each outstanding option of TOC was converted into approximately .83 options to purchase shares of the common stock of Thermo Electron.

(15) Subsequent to April 1, 2000, ThermoQuest Corporation ("TMQ") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of TMQ common stock was exchanged for $17.00 in cash and each outstanding option of TMQ was converted into approximately .94 options to purchase shares of the common stock of Thermo Electron.

(16) Subsequent to April 1, 2000, Thermo Sentron Inc. ("TSR") was taken private by Thermo Electron in a merger transaction whereby each outstanding share of TSR common stock was exchanged for $15.50 in cash and each outstanding option of TSR was converted into approximately .77 options to purchase shares of the common stock of Thermo Electron.

DEFINED BENEFIT RETIREMENT PLAN

         Killam Associates, a subsidiary of The Randers Killam Group Inc., a subsidiary of the Corporation ("Randers"), maintains a Defined Benefit Retirement Plan (the "Plan") for eligible U.S. employees. Accrued benefits under the Plan were frozen as of March 31, 1995. Mr. Herkert is a participant in the Plan. The following table sets forth the estimated annual benefits payable under the Plan upon retirement in specified compensation and years-of-service classifications. The estimated benefits reflect the statutory limits on compensation that can be recognized for Plan purposes. The limit at March 31, 1995 was $150,000 per year.

                                           Years of Service
      Annual                               ----------------
   Compensation         15           20           25            30           35
                        --           --           --            --           --
     $100,000        $20,064      $26,752       $33,440      $40,128      $46,817
     125,000          25,427       33,902       42,378        50,853       59,329
     150,000          30,789       41,052       51,315        61,578       71,842



         Each eligible employee receives a monthly retirement benefit, beginning at normal retirement age (65, although benefits are not reduced if the employee retires after reaching 62). Before the benefit was frozen, it provided 1.05% of an employee's Average Final Compensation (as defined below) plus .38% of an employees Average Final Compensation (as defined below) in excess of the average of the Social Security wage bases, multiplied by his years of service (up to a maximum of 35 years). Benefits are reduced for retirement before age 62. Average Final Compensation is the average total compensation for the 60 consecutive months out of the last 180 months prior to 1995 which produce the highest average. The frozen annual accrued benefit for Mr. Herkert is $93,332 (based on the compensation limit of $235,840 that was in effect in 1993). The Plan benefits shown are payable during the employee's lifetime unless the employee elects another form of benefit that provides death protection. On May 15, 2000 Thermo Electron completed a merger of its wholly owned subsidiary, RK

Acquisition Corporation with and into Randers. Upon completion of the merger, Randers became a wholly owned subsidiary of Thermo Electron.

EXECUTIVE RETENTION AGREEMENTS

         Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason", as those terms are defined in the agreements, within 18 months thereafter. For purposes of these agreements, a change in control exists upon (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

         In 1998, Thermo Electron authorized an executive retention agreement with Dr. Appleton and Mr. Herkert. This agreement provides that in the event the individual's employment is terminated under the circumstances described above, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Dr. Appleton, two times, and in the case of Mr. Herkert, one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) in the case of Dr. Appleton, two times, and in the case of Mr. Herkert, one times his highest annual bonus in any 12 month period during the prior five-year period. In addition, the individual would be provided benefits for a period of, in the case of Dr. Appleton, two years, and in the case of Mr. Herkert, one year after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options that the individual holds in Thermo Electron and its subsidiaries, including the Company, as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to, in the case of Dr. Appleton, $20,000, and in the case of Mr. Herkert, $15,000, to be used toward outplacement services. These executive retention agreements supersede and replace any and all prior severance arrangements which these individuals had with Thermo Electron.

         Assuming that the severance benefits would have been payable as of April 1, 2000, the lump sum salary and bonus payment under such agreement to Dr. Appleton and Mr. Herkert would have been approximately $750,000 and $347,863, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the individual would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by him with respect to such payment, plus the amount of all other additional taxes imposed on him attributable to the receipt of such gross-up payment.

RETENTION AGREEMENT WITH DR. JOHN P. APPLETON

         On November 17, 1999, Thermo Electron entered into a retention agreement with Dr. John P. Appleton, Thermo TerraTech's president and chief executive officer until April 1, 2000 and currently non-executive chairman of its board of directors. The retention agreement provides that Dr. Appleton will remain employed with Thermo Electron until March 31, 2002, and will work part-time (on average, 20 hours per week) from April 1, 2000 until that date. During the term of the agreement, Dr. Appleton is required to perform his normal managerial work duties and use his best efforts to achieve the closings of sales of certain Thermo TerraTech businesses as part of the Thermo Electron corporate reorganization. The agreement provides for an annualized base salary of $112,500 from April 1, 2000 through March 31, 2002. Dr. Appleton is entitled to receive, for the period from April 1, 2000 through the end of the agreement's term, a minimum bonus of $100,000 and a maximum bonus of $300,000 for the completion of specific tasks assigned to him, including efforts to sell certain Thermo TerraTech businesses. Also, Thermo Electron agreed that, effective April 1, 2000, it would use its best efforts to cause Dr. Appleton to be non-executive chairman of the board of directors of Thermo TerraTech, as long as the Company remains a public company. The agreement may be terminated by Thermo Electron at any time, with or without cause, or by Dr. Appleton upon thirty days' prior written notice. The agreement will also be terminated upon Dr. Appleton's death or disability. If the agreement is terminated by Thermo Electron or at Dr. Appleton's election, Thermo Electron will pay Dr. Appleton the compensation and benefits which would otherwise have been payable through the termination date of the agreement. If the agreement is terminated by Thermo Electron without cause, Thermo Electron will also pay Dr. Appleton a severance payment equal to the balance of the base salary payable through March 31, 2002, plus any unpaid minimum guaranteed bonus.

STOCK OWNERSHIP POLICIES

         The Committee has established a stock holding policy for the chief executive officer of the Company that requires him to own a multiple of his compensation in shares of the Company's Common Stock. The multiple is one times his base salary and reference bonus for the fiscal year in which compliance is achieved. The chief executive officer has three years from the adoption of the policy to achieve this ownership level.

         In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company is authorized to make interest-free loans to the chief executive officer to enable him to purchase shares of Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. See Item 13 "Certain Relationships and Related Transactions - Stock Holding Assistance Plan."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, as of May 31, 2000, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 - "Executive Compensation" (the "named executive officers") and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of May 31, 2000, with respect to each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. The beneficial ownership of the Company's ThermoRetec Corporation subsidiary ("ThermoRetec") is not included in this table. On June 5, 2000, Thermo Electron completed a merger of its subsidiary, Retec Acquisition Corporation with and into ThermoRetec. Upon completion of the merger,
ThermoRetec became a jointly owned subsidiary of the Company and Thermo Electron. The table indicating the beneficial ownership of the common stock of Thermo Electron includes shares that such persons or members of the group have the right to acquire through the exercise of stock options of ThermoRetec which were assumed by Thermo Electron in the merger.

         While certain directors or executive officers of the Company are also directors and executive officers of Thermo Electron, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.


                                                  Thermo                  Thermo Electron
              Name (1)                       TerraTech Inc. (2)             Corporation (3)
              --------                       ------------------             --------------
Thermo Electron Corporation (4)                 16,709,626                         N/A
Loomis, Sayles & Company, L.P. (5)               2,749,999                         N/A
John P. Appleton                                   305,939                     183,401
Emil C. Herkert                                     27,400                      86,912
Brian D. Holt                                      250,000                     341,495
Donald E. Noble                                     52,927                      85,694
Jeffrey L. Powell                                   56,635                     103,399
William A. Rainville                                25,000                     395,172
Polyvios C. Vintiadis                               17,583                      14,670
All directors and  current executive
     officers as a group (9 persons)               749,409                   1,772,871

(1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

(2) Shares of Common Stock beneficially owned by Dr. Appleton, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and current executive officers as a group include 275,000, 8,000, 250,000, 6,300, 28,000, 25,000, 6,000 and 611,550 shares, respectively, that such person or group has the right to acquire within 60 days of May 31, 2000, through the exercise of stock options. Shares beneficially owned by Mr. Noble, Mr. Vintiadis and all directors and current executive officers as a group include 23,587, 11,583 and 35,170 full shares, respectively, allocated through April 1, 2000, to their respective accounts maintained under the Deferred Compensation Plan. Except for Dr. Appleton, who beneficially owned 1.59% and Mr. Holt who beneficially owned 1.3% of the Common Stock outstanding as of May 31, 2000, no director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of such date; all directors and current executive officers as a group beneficially owned 3.84% of the Common Stock outstanding as of May 31, 2000.

(3) Shares of the common stock of Thermo Electron beneficially owned by Dr. Appleton, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville, Mr. Vintiadis and all directors and current executive officers as a group include 174,257, 83,253, 303,502, 25,838, 94,490, 324,454, 12,170
         and 1,503,869 shares, respectively, that such person or members of the group have the right to acquire within 60 days of May 31, 2000, through the exercise of stock options. Shares beneficially owned by Mr. Noble and all directors and current executive officers as a group each include 46,813 shares allocated through April 1, 2000, to Mr. Noble's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of May 31, 2000; all directors and current executive officers as a group beneficially owned 1.13% of the common stock of Thermo Electron outstanding as of such date.

(4) Shares beneficially owned by Thermo Electron include 104,440 shares of Common Stock issuable upon the conversion of a 4 5/8% convertible debenture due in 2003. As of May 31, 2000, Thermo Electron beneficially owned approximately 87.57% of the outstanding Common Stock. Thermo
         Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of May 31, 2000, Thermo Electron had the power to elect all of the members of the Company's board of directors.

(5) Information regarding the number of shares of Common Stock beneficially owned by Loomis, Sayles & Company L.P. is based upon the most recent
         Schedule 13G of Loomis, Sayles & Company, L.P. received by the Company, which reported such ownership as of December 31, 1999. The address of Loomis, Sayles & Company, L.P. is One Financial Center, Boston, Massachusetts 02111. As of December 31, 1999, Loomis, Sayles & Company, L.P. beneficially owned approximately 12.6% of the outstanding Common Stock.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Company. The Company was assessed an annual fee equal to 0.8% of the Company's revenues for these services in fiscal 2000. The annual fee will remain at 0.8% of the Company's revenues for fiscal 2001. The fee is reviewed annually and may be changed by mutual agreement of the Company and Thermo Electron. During fiscal 2000, Thermo Electron assessed the Company $2,459,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Company. In fiscal 2000, the Company was billed an additional $7,000 by Thermo Electron for certain administrative services required by the Company that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Company ceases to be a member of the Thermo Group or ceases to be a participant in Thermo electron Corporate Charter. In the event of a termination of the Services Agreement, the Company will be required to pay a termination fee equal to the fee that was paid by the Company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Company or as required in order to meet the Company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Company a fee equal to the market rate for comparable services if such services are provided to the Company following termination.

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

         The Company leases an office and operating facility from Thermo Electron. The total rental payments made to Thermo Electron during fiscal year 2000 under this agreement were $166,000.

         The Company and Thermo Electron entered into a development agreement under which Thermo Electron agreed to fund up to $4,000,000 of the direct and indirect costs of the Company's development of soil-remediation centers. In exchange for this funding, the Company granted Thermo Electron a royalty equal to approximately 3% of net revenues from soil-remediation services performed at the centers developed under this agreement. The royalty payments may cease if the amounts paid by the Company yield a certain internal rate of return to Thermo Electron on the funds advanced to the Company under this agreement. The Company paid Thermo Electron royalties of $196,000 in fiscal 2000.

         The Company purchases and sells products and services in the ordinary course of business to Thermo Electron and Thermo Electron's other subsidiaries. In fiscal 2000, the Company sold a total of $288,000 of products to Thermo Electron and its other subsidiaries and purchased a total of $641,000 of products and/or services from such companies.

         The Company, along with certain other Thermo subsidiaries, has entered into a cash management arrangement with ABN AMRO. The new arrangement with ABN AMRO consists of a zero balance arrangement, which includes a $24,744,720 credit facility. The Company has access to $9,020,000 under this credit facility. Funds borrowed by the Company under this arrangement pay interest at a rate set by Thermo Finance B.V., a wholly-owned subsidiary of Thermo Electron, at the beginning of each month, based on euro market rates. Funds invested by the Company under the arrangement earn a rate set by Thermo Finance B.V. at the beginning of each month, based on euro market rates. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of April 1, 2000, the Company had a positive cash balance of approximately $2,228,000 and a negative cash balance of approximately $8,965,000, based on an exchange rate of $0.4326/NLG 1.00. As of April 1, 2000, the average annual interest rate earned on NLG deposits by participants in this credit arrangement was approximately 3.079% and the average annual interest rate paid on overdrafts was approximately 3.679%.

         At April 1, 2000, the Company owed Thermo Electron and its other subsidiaries an aggregate of $2,403,000 for amounts due under the Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, net of amounts owed to the Company by Thermo Electron and its other subsidiaries for products, services and other miscellaneous items. The largest amount of such net indebtedness owed by the Company to Thermo Electron and its other subsidiaries since April 4, 1999 was $2,586,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

         As of April 3, 1999, approximately $40,625,000 of the Company's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Company in effect lends excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Company's funds subject to the repurchase agreement were readily convertible into cash by the Company. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         Effective June 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement in lieu of the repurchase agreement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company had $1,158,000 of borrowings under this arrangement at fiscal year-end 2000.

THERMO ELECTRON CORPORATE REORGANIZATION

         Thermo Electron has adopted a major reorganization plan under which, among other things, it is acquiring the minority interest in most of its subsidiaries that have minority investors. As part of this plan, Thermo Electron has acquired or intends to acquire the minority interest in the Company and in its subsidiaries ThermoRetec Corporation and The Randers Killam Group Inc., as described below.

TRANSACTION WITH THE COMPANY

         Thermo Electron has entered into an Agreement and Plan of Merger with the Company, dated as of October 19, 1999, as amended, under which the stockholders of the Company (other than Thermo Electron) would receive common stock in Thermo Electron in exchange for their shares. The number of Thermo Electron shares to be issued to the Company's minority shareholders will be determined at the time of the merger transaction, according to the following conditions: If during the 20 trading days immediately prior to the effective date of the merger the average closing price of Thermo Electron common stock is less than $18.75, the Company's shareholders would receive common stock worth the equivalent of $7.50 per share of the Company's common stock. However, Thermo Electron may elect to terminate the agreement if it would be required to issue
1.8 million or more shares of Thermo Electron common stock. If the average closing price of Thermo Electron common stock is between $18.75 and $23.125, each share of the Common Stock would be exchanged for .4 shares of Thermo Electron common stock. If the average closing price of Thermo Electron common stock is greater than $23.125, shareholders of the Company would receive Thermo Electron common stock worth the equivalent of $9.25 per share of Common Stock. The completion of this transaction is subject to numerous conditions, as outlined in Note 15 to Consolidated Financial Statements in the Company's Fiscal 2000 Annual Report to Shareholders, which statements are incorporated herein by reference.

         Executive officers and directors of the Company who hold shares of Common Stock will also receive shares of Thermo Electron common stock on the same terms as all the other stockholders. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." In addition, certain executive officers and directors of the Company hold options to acquire shares of Common Stock (See Item 12 - "Security Ownership of Certain Beneficial Owners and Management"), which options will be treated in the same manner as options held by other employees. In general, all options held by such persons will be assumed by Thermo Electron and converted into options to acquire shares of Thermo Electron's common stock. Options that are assumed by Thermo Electron will be converted as follows: The number of shares of Thermo Electron common stock underlying each assumed option will equal the number of shares of Common Stock underlying the option before the transaction, multiplied by the same exchange ratio that is applied to the Common Stock in the merger, rounded down to the nearest whole number of shares of Thermo Electron common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the option before the transaction by the exchange ratio, rounded up to the nearest whole cent.

         In addition to the ownership information that appears in the Item 12 - "Security Ownership of Certain Beneficial Owners and Management" table, Mr. Melas-Kyriazi (who is not a named executive officer of the Company for purposes of Securities and Exchange Commission regulations, and whose ownership information therefore does not appear in such table) holds 618 shares of Common Stock. Additionally, certain directors participate in the Deferred Compensation Plan. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." On the effective date of the proposed transaction, the Deferred Compensation Plan will terminate and the participants will receive either Thermo Electron common stock in an amount equal to the balance of stock units credited as of the effective time multiplied by the exchange ratio or the equivalent value of the Thermo Electron common stock in cash.

TRANSACTIONS WITH THERMORETEC CORPORATION AND THE RANDERS KILLAM GROUP INC.

         On May 15, 2000 and June 5, 2000, Thermo Electron Corporation took the Company's ThermoRetec Corporation and The Randers Killam Group Inc. subsidiaries private in mergers for $7.00 and $4.50 per share in cash, respectively. Executive officers and directors of the Company who held shares of common stock in ThermoRetec and Randers Killam received the same cash consideration per share of subsidiary stock as all other stockholders of such subsidiaries.

         In addition, the executive officers' and directors' options to acquire shares of such subsidiaries' common stock, for which the granting corporation's repurchase rights had not lapsed ("unvested options"), were automatically assumed by Thermo Electron and converted into options to purchase shares of Thermo Electron's common stock on the same terms as were applicable to all the other holders of such subsidiary's options, as described below. In the case of options to acquire shares of such subsidiaries' common stock, for which the granting corporation's repurchase rights had lapsed ("vested options"), the holders were given the opportunity to elect either to convert the options into vested options to acquire shares of Thermo Electron's common stock or to receive cash at the applicable cash transaction price less the applicable exercise price, on the same terms as were applicable to all the other holders of such subsidiary's options. Vested and unvested options that were assumed by Thermo Electron in these completed transactions generally were converted as follows:
The number of shares of Thermo Electron's common stock underlying each assumed option equaled the number of shares of subsidiary common stock underlying the option before the transaction, multiplied by the applicable "cash exchange ratio" described below, rounded down to the nearest whole number of shares of Thermo Electron's common stock. The exercise price for each assumed option was calculated by dividing the exercise price of the subsidiary stock option before the transaction by the applicable "cash exchange ratio" described below, rounded up to the nearest whole cent. The applicable "cash exchange ratio" for each transaction was a fraction, the numerator of which was $7.00 (in the case of the ThermoRetec transaction) or $4.50 (in the case of the Randers Killam transaction)  and the  denominator  of which  was the  closing  price of  Thermo
Electron's common stock on the day preceding the effective date of the transaction.

         Additionally, certain directors participated in the deferred compensation plans of the various subsidiaries. On the effective date of the ThermoRetec and Randers Killam mergers, each of their respective deferred compensation plans terminated and the participants received cash in an amount equal to the balance of such participant's stock units credited to his account under the respective deferred compensation plan, multiplied by $7.00 or $4.50, as applicable. Any such stock units held by directors are included in their stock ownership information described below.

         In the ThermoRetec transaction, Dr. Appleton, Mr. Noble, Mr. Powell and Mr. Rainville received a cash payment of $7.00 per share for 10,000, 4,500, 10,000 and 1,500 shares of common stock of ThermoRetec held by such individuals, respectively. Additionally, Dr. Appleton, Mr. Noble, Mr. Powell and Mr. Vintiadis held options to acquire 63,000, 6,000, 111,000 and 1,500 shares of ThermoRetec common stock, respectively, that were converted into options to acquire shares of common stock of Thermo Electron, as described above. Additionally, Mr. Rainville elected to receive a cash payment, as described above, for options to purchase an additional 22,500 shares of ThermoRetec common stock, and received a payment of $1,575 for such options.

         In the Randers Killam transaction, Mr. Herkert and Mr. Vintiadis received a cash payment of $4.50 per share for 2,000 and 5,388 shares of common stock of Randers Killam held by such individuals, respectively. Additionally, Dr. Appleton, Mr. Herkert, Mr. Holt, Mr. Noble, Mr. Powell, Mr. Rainville and Mr. Vintiadis held options to acquire 120,000, 149,000, 4,000, 225, 24,000,
14,400 and 48,300 shares of Randers Killam common stock, respectively, that were converted into options to acquire shares of common stock of Thermo Electron, as described above. Additionally, Mr. Herkert, Mr. Noble and Mr. Rainville elected to receive cash payments, as described above, for options to purchase an additional 101,000, 75 and 9,600 shares of Randers Killam common stock, respectively, and received payments of $130,000, $195 and $4,800, respectively, for such options.

STOCK HOLDING ASSISTANCE PLAN

         The human resources committee of the board of directors (the "Committee"), established a stock holding policy that requires the chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company may make interest-free loans to the chief executive officer, to enable him to purchase the Common Stock in the open market. The stock holding policy and the stock holding assistance plan were both subsequently amended to apply only to the chief executive officer. In fiscal 1998 and 1999, Dr. Appleton received loans in the principal amount of $137,607 under this plan to purchase 20,000 shares, the entire amount of which was outstanding as of June 30, 2000. The loan is repayable by March 31, 2002 through Dr. Appleton's sale of all or part, as necessary, of the 20,000 shares of the Company that were purchased with the loan (or, if applicable, shares of Thermo Electron common stock received by Dr. Appleton in the proposed merger with the Company); if, after such shares are sold, there remains an outstanding balance under the loan, the balance will be forgiven.

         The Company's formerly publicly-traded, majority owned subsidiary, ThermoRetec Corporation ("ThermoRetec") adopted a similar stock holding policy and stock holding assistance plan, which was applicable to its executive officers prior to their amendment to make them applicable only to its chief executive officer. Certain executive officers of the Company were also the chief executive officer of this subsidiary and were required to comply with the subsidiary's stock holding policies. Dr. Appleton, the Company's president and chief executive officer until April 2000, was also the chief executive officer of ThermoRetec until May 14, 1997. Mr. Powell, a vice president of the Company, was also the chief executive officer of ThermoRetec until April 30, 1998. In fiscal 1998, Dr. Appleton received loans in the principal amount of $61,867.50 under the plan to purchase 10,000 shares of the common stock of ThermoRetec, of which the entire amount was repaid as of June 30, 2000. In fiscal 1998, Mr. Powell received loans in the principal amount of $59,940.50 under the plan to purchase 10,000 shares of the common stock of ThermoRetec, of which the entire amount was still outstanding as of June 30, 2000. Each of these loans is repayable upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise determined by the human resources committee of the board of directors of ThermoRetec. On June 5, 2000, Thermo Electron completed a merger of its subsidiary Retec Acquisition Corporation with and into ThermoRetec. Upon completion of the merger, ThermoRetec Corporation became a jointly owned subsidiary of the Company and Thermo Electron. All outstanding loans under the ThermoRetec stock holding assistance plan became immediately due and payable upon completion of the merger transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on form 10-K/A to be signed by the undersigned, duly authorized.

                                              THERMO TERRATECH INC.


                                              By: /s/ Sandra L. Lambert
                                                 -----------------------
                                                  Sandra L. Lambert
                                                  Secretary