Form 10-Q
period 2000-07-01
THERMO TERRATECH INC
filed 2000-08-14
CIK 796038

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission File Number 1-9549

                              THERMO TERRATECH INC.
             (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of                                       04-2925807
incorporation or organization)              (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                                02454-9046
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                       Outstanding at July 28, 2000
      ----------------------------           ----------------------------
      Common Stock, $.10 par value                    19,105,110

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                              THERMO TERRATECH INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                                                       July 1,   April 1,
(In thousands)                                                                            2000       2000
-----------------------------------------------------------------------------------   --------   --------

Current Assets:
 Cash and cash equivalents                                                            $  4,129   $  4,157
 Advance to affiliate                                                                   31,636     47,748
 Accounts receivable, less allowances of $2,236 and $2,695 (Note 6)                     51,274     51,537
 Unbilled contract costs and fees                                                       23,102     20,875
 Inventories                                                                             1,175      2,001
 Deferred tax asset                                                                      8,075      8,075
 Other current assets                                                                    2,561      3,304
                                                                                      --------   --------

                                                                                       121,952    137,697
                                                                                      --------   --------


Property, Plant, and Equipment, at Cost                                                112,473    136,267
 Less: Accumulated depreciation and amortization                                        49,855     66,311
                                                                                      --------   --------

                                                                                        62,618     69,956
                                                                                      --------   --------


Other Assets (Note 6)                                                                    8,534      8,971
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 6)                             80,913     87,929
                                                                                      --------   --------

                                                                                      $274,017   $304,553
                                                                                      ========   ========


                              THERMO TERRATECH INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                                                       July 1,   April 1,
(In thousands except share amounts)                                                       2000       2000
-----------------------------------------------------------------------------------   --------   --------

Current Liabilities:
 Short-term obligations and current maturities of long-term obligations
   (includes borrowings from affiliate of $8,900 and $8,965)                          $ 19,173   $ 19,322
 Advance from affiliate                                                                  9,051      1,158
 Subordinated convertible debentures (includes $4,300 of related-party debt)                 -     37,950
 Accounts payable                                                                       16,243     15,164
 Accrued payroll and employee benefits                                                  10,184     12,443
 Accrued restructuring costs (Note 5)                                                    5,807      5,907
 Other accrued expenses                                                                 14,965     12,617
 Due to parent company and affiliated companies                                            769      2,403
                                                                                      --------   --------

                                                                                        76,192    106,964
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,451      1,451
                                                                                      --------   --------

Other Deferred Items                                                                     1,044      1,118
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible debentures (includes $1,659 of related-party debt)           116,637    116,637
 Other                                                                                   1,491      1,476
                                                                                      --------   --------

                                                                                       118,128    118,113
                                                                                      --------   --------

Minority Interest                                                                       26,241     25,337
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 75,000,000 shares authorized;
   19,683,352 and 19,607,752 shares issued                                               1,968      1,961
 Capital in excess of par value                                                         71,640     71,220
 Accumulated deficit                                                                   (18,370)   (17,321)
 Treasury stock at cost, 653,906 and 653,647 shares                                     (5,044)    (5,042)
 Deferred compensation                                                                    (162)      (189)
 Accumulated other comprehensive items (Note 2)                                            929        941
                                                                                      --------   --------

                                                                                        50,961     51,570
                                                                                      --------   --------

                                                                                      $274,017   $304,553
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO TERRATECH INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                      -------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
-----------------------------------------------------------------------------------   --------   --------

Revenues                                                                              $ 73,099   $ 75,908
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (Note 5)                                                              57,710     60,214
 Selling, general, and administrative expenses                                          10,412     11,241
 Gain on sale of businesses, net (Notes 6 and 8)                                          (327)         -
 Restructuring costs, net (Note 5)                                                         229     54,197
                                                                                      --------   --------

                                                                                        68,024    125,652
                                                                                      --------   --------

Operating Income (Loss)                                                                  5,075    (49,744)

Interest Income                                                                            566        591
Interest Expense (includes $50 and $58 to related party)                                (2,031)    (2,139)
                                                                                      --------   --------

Income (Loss) Before Income Taxes and Minority Interest                                  3,610    (51,292)
Income Tax (Provision) Benefit (Note 5)                                                 (4,285)     1,985
Minority Interest (Expense) Income                                                        (374)     4,213
                                                                                      --------   --------

Net Loss                                                                              $ (1,049)  $(45,094)
                                                                                      ========   ========

Basic and Diluted Loss per Share (Note 3)                                             $   (.06)  $  (2.37)
                                                                                      ========   ========

Basic and Diluted Weighted Average Shares (Note 3)                                      18,978     19,050
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO TERRATECH INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                      -------------------
                                                                                       July 1,    July 3,
(In thousands)                                                                            2000       1999
-----------------------------------------------------------------------------------   --------   --------

Operating Activities:
 Net loss                                                                             $ (1,049)  $(45,094)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Noncash restructuring costs (Note 5)                                                  107     46,567
     Gain on sale of businesses, net (Notes 6 and 8)                                      (327)         -
     Change in deferred income taxes                                                         -     (2,841)
     Depreciation and amortization                                                       3,447      3,484
     Minority interest expense (income)                                                    374     (4,213)
     Provision for losses on accounts receivable                                             6          8
     Other noncash items                                                                    87      1,850
     Changes in current accounts, excluding the effects of dispositions:
       Accounts receivable                                                                 407     (1,215)
       Inventories and unbilled contract costs and fees                                 (2,635)     2,108
       Other current assets                                                               (506)      (193)
       Accounts payable                                                                  1,445       (459)
       Other current liabilities                                                        (1,933)     3,067
                                                                                      --------   --------

         Net cash provided by (used in) operating activities                              (577)     3,069
                                                                                      --------   --------

Investing Activities:
 Advances (to) from affiliate, net                                                      24,005    (39,338)
 Proceeds from sale of businesses, net of cash divested (Note 6)                        16,584          -
 Purchases of property, plant, and equipment                                            (2,835)    (3,969)
 Proceeds from sale of property, plant, and equipment                                        9        206
 Other                                                                                     (28)      (121)
                                                                                      --------   --------

         Net cash provided by (used in) investing activities                            37,735    (43,222)
                                                                                      --------   --------

Financing Activities:
 Repayment of subordinated convertible debentures and notes payable                    (38,105)      (126)
 Proceeds from issuance of Company and subsidiaries' common stock                          953         57
 Repurchase of subsidiary common stock                                                    (150)         -
 Other                                                                                     125        141
                                                                                      --------   --------

         Net cash provided by (used in) financing activities                           (37,177)        72
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                                (9)      (403)
                                                                                      --------   --------

Decrease in Cash and Cash Equivalents                                                      (28)   (40,484)
Cash and Cash Equivalents at Beginning of Period                                         4,157     43,013
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $  4,129   $  2,529
                                                                                      ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO TERRATECH INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo TerraTech Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2000, and the results of operations and cash flows for the three-month periods ended July 1, 2000, and July 3, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of April 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income (loss) and "other comprehensive items," which represents certain items that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains or losses from available-for-sale investments. During the first quarter of fiscal 2001 and 2000, the Company had comprehensive losses of $1,063,000 and $45,389,000, respectively.

3.    Loss per Share

      Basic and diluted loss per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      -------------------
                                                                                       July 1,    July 3,
(In thousands except per share amounts)                                                   2000       1999
-----------------------------------------------------------------------------------   --------   --------

Net Loss                                                                              $ (1,049)  $(45,094)
                                                                                      --------   --------

Weighted Average Shares                                                                 18,978     19,050
                                                                                      --------   --------

Basic and Diluted Loss per Share                                                      $   (.06)  $  (2.37)
                                                                                      ========   ========

      Options to purchase 1,345,000 and 1,679,000 shares of common stock for the first quarter of fiscal 2001 and 2000, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive due to the Company's net loss in each period. In addition, the computation of diluted loss per share for each period excludes the effect of assuming the conversion of $111,850,000 principal amount of 4 5/8% subordinated convertible debentures, convertible at $15.90 per share, because the effect would have been antidilutive.


                              THERMO TERRATECH INC.

4.    Business Segment Information

                                                                                       Three Months Ended
                                                                                      -------------------
                                                                                       July 1,    July 3,
(In thousands)                                                                            2000       1999
-----------------------------------------------------------------------------------   --------   --------

Revenues:
 Environmental-liability Management                                                   $ 42,271   $ 38,865
 Engineering and Design (a)                                                             16,360     21,905
 Laboratory Testing                                                                     11,675     10,984
 Metal Treating (b)                                                                      2,851      4,358
 Intersegment sales elimination (c)                                                        (58)      (204)
                                                                                      --------   --------

                                                                                      $ 73,099   $ 75,908
                                                                                      ========   ========

Income (Loss) Before Income Taxes and Minority Interest:
 Environmental-liability Management (d)                                               $  1,186   $(37,088)
 Engineering and Design (a,e)                                                             (843)   (13,957)
 Laboratory Testing                                                                      1,799      1,624
 Metal Treating (b,f)                                                                    3,504        441
 Corporate (g)                                                                            (571)      (764)
                                                                                      --------   --------

 Total operating income (loss)                                                           5,075    (49,744)
 Interest expense, net                                                                  (1,465)    (1,548)
                                                                                      --------   --------

                                                                                      $  3,610   $(51,292)
                                                                                      ========   ========

(a) Reflects the dispositions of the Randers division in January 2000, BAC Killam Inc. in April 2000, and Normandeau Associates Inc. in July 2000 (Note 6).
(b) The businesses comprising this segment were sold in June 2000 (Note 6).
(c) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(d) Includes provision for loss on sale of business of $0.4 million in the first three months of fiscal
    2001 (Note 8) and restructuring and related costs of $0.2 million and $39.2 million in the first three months of fiscal 2001 and fiscal 2000, respectively (Note 5).
(e) Includes loss on sale of business of $2.7 million in the first three months of fiscal 2001 and restructuring costs of $0.1 million and $15.7 million in the first three months of fiscal 2001 and fiscal 2000, respectively (Note 5).
(f) Includes gain on sale of businesses of $3.4 million in the first three months of fiscal 2001.
(g) Primarily general and administrative expenses.

5.    Restructuring and Related Costs

Fiscal 2000 Plan

      In May 1999, the Company announced that its majority-owned subsidiaries planned to sell several businesses. At the time of the decision, the businesses that were to be sold were considered outside the future focus of the Company and its subsidiaries because of low growth prospects, marginal profitability, or the need to invest significant capital to achieve desired returns. The businesses proposed to be sold include the used-oil processing operation of Thermo
EuroTech, N.V.; three soil-recycling facilities of ThermoRetec Corporation, in addition to the sites that had previously been announced for sale; and the
Randers division, BAC Killam Inc., and E3-Killam Inc. businesses of The Killam
Group Inc. (formerly known as The Randers Killam Group Inc.). In connection with these actions, the Company established reserves, primarily for ongoing lease costs; estimated land reclamation costs; severance costs for 44 employees across all functions, 14 of whom were terminated as of April 1, 2000, and none of whom were


                              THERMO TERRATECH INC.

5.    Restructuring and Related Costs (continued)

terminated in the first quarter of fiscal 2001; and retention bonuses paid. In addition, the Company recorded a tax asset write-off of $1,055,000, and an inventory provision of $658,000. In the accompanying fiscal 2000 statement of operations, the tax write-off is included in provision for income taxes and the inventory provision is included in cost of revenues. During the first quarter of fiscal 2001, the Company recorded an additional $175,000 for severance costs, $20,000 for retention bonuses that were paid, and $107,000 for an additional loss on the sale of BAC Killam. These costs were offset in part by the effect of post-closing adjustments of $73,000 for the sales of the Randers division and the three ThermoRetec soil-recycling facilities.

Fiscal 1999 Plan

      During fiscal 1999, the Company recorded restructuring costs, primarily related to the closure or sale of two soil-recycling facilities by ThermoRetec.
In addition, the Company recorded restructuring costs for abandoned-facility payments relating to the consolidation of the facilities of another business. In connection with these restructuring activities, the Company established reserves, primarily for ongoing lease costs and severance for 13 employees, all of whom were terminated as of July 1, 2000.

      Substantially all of the restructuring and related costs to date have been noncash charges except for amounts recorded as accrued restructuring costs. A summary of the changes in accrued restructuring costs, which the Company expects to pay primarily during the second quarter of fiscal 2001, is as follows:

                                                     Facility-
                                                       closing           Land
(In thousands)                         Severance         Costs    Reclamation         Other         Total
------------------------------------   ---------     ---------    -----------        ------        ------

Fiscal 1999 Plan
 Balance at April 1, 2000                 $    -        $  873         $    -        $    -        $  873
   Usage                                       -           (17)             -             -           (17)
                                          ------        ------         ------        ------        ------

 Balance at July 1, 2000                  $    -        $  856         $    -        $    -        $  856
                                          ======        ======         ======        ======        ======

Fiscal 2000 Plan
 Balance at April 1, 2000                 $  406        $2,572         $2,056        $    -        $5,034
   Provision charged to expense              175             -              -            20           195
   Usage                                     (35)          (72)          (151)          (20)         (278)
                                          ------        ------         ------        ------        ------

 Balance at July 1, 2000                  $  546        $2,500         $1,905        $    -        $4,951
                                          ======        ======         ======        ======        ======

      The Company expects to incur additional restructuring costs of approximately $2,100,000, primarily during the remainder of calendar 2000, for severance, employee retention, and relocation expenses. Pursuant to the requirements of Emerging Issues Task Force Pronouncement 94-3, these costs are not permitted as charges until they are incurred.

6.    Dispositions

      On April 14, 2000, BAC Killam sold all of its assets for $2,418,000, of which approximately $1,084,000 was paid in cash at the closing. The balance represents accounts receivable of BAC Killam that will be collected by the buyer and be paid to the Company upon collection (less a five percent collection fee).
The Company incurred a $2,211,000 loss on the sale, of which $2,104,000 was recorded in the fourth quarter of fiscal 2000 and $107,000 was recorded in the first quarter of fiscal 2001. The fiscal 2001 loss is included in restructuring costs, net, in the accompanying statement of operations.


                              THERMO TERRATECH INC.

6.    Dispositions (continued)

      On June 1, 2000, the Company sold substantially all of the assets and liabilities of its Metallurgical, Inc., Cal-Doran Metallurgical Services, Inc., and Metal Treating Inc. subsidiaries for $17,280,000 in cash, of which $15,700,000 was received at closing and $1,580,000 was received on July 19, 2000. The portion of the purchase price that was received in July 2000 is included in accounts receivable in the accompanying fiscal 2001 balance sheet.
The selling price includes $1,083,000 of real estate leased by the businesses sold that was owned by Thermo Electron Corporation. In addition, the Company agreed to indemnify the buyer for expenses in excess of $1,000,000, and up to $3,500,000, that may be incurred by the buyer as a result of its assumption of certain potential environmental liabilities. The Company has not recorded a liability in connection with this indemnity because the amount that would likely be paid by the Company, if any, cannot be reasonably estimated. The Company recognized a $3,443,000 gain on the sale, which was recorded in the first quarter of fiscal 2001.

      On July 1, 2000, the Company sold its Normandeau subsidiary for
$4,220,000. Of the total purchase price, $3,418,200 was paid in cash on July 6, 2000, and $801,800 was paid in the form of redeemable preferred stock, which is convertible into approximately 19% of Normandeau's outstanding common stock. The receivable for the cash portion of the purchase price is included in accounts receivable and the equity investment is included in other assets in the accompanying fiscal 2001 balance sheet. The Company incurred a $2,687,000 loss on the sale, which was recorded in the first quarter of fiscal 2001.

7.    Proposed Merger

      On October 19, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Electron. The merger agreement, as amended, provides that Thermo Electron would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Electron in exchange for Thermo Electron Common Stock worth between $7.50 and $9.25 per share of Company common stock. At the same time, the Company's two publicly traded subsidiaries, ThermoRetec and Killam, also entered into merger agreements with Thermo
Electron, pursuant to which all of the shares of common stock of those companies held by stockholders other than the Company and Thermo Electron would be acquired for cash. The mergers of ThermoRetec and Killam were completed effective June and May 2000, respectively. The Board of Directors of the Company approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting of an independent director of the Company.
The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron intends to vote all of its shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the third quarter of calendar 2000. Following the merger, the Company's common stock would cease to be publicly traded.

8.    Subsequent Event

      On August 1, 2000, the Company sold its Green Sunrise Holdings Ltd.
subsidiary for approximately $8,200,000, of which approximately $5,000,000 was paid in cash and the remainder represented outstanding bank loans that were repaid by the buyer. The Company recognized a $429,000 loss on the sale, which has been recorded in the first quarter of fiscal 2001. This business was part of the Company's Environmental-liability Management segment.


                              THERMO TERRATECH INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000, filed with the Securities and Exchange
Commission.

Overview

      The Company provides industrial outsourcing services and manufacturing support encompassing a broad range of specializations. The Company has historically operated in four segments: environmental-liability management, engineering and design, laboratory testing, and metal treating.

      Thermo Electron Corporation, the majority owner of the Company, has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company and its subsidiaries, ThermoRetec Corporation and The Killam Group Inc. (formerly known as The Randers Killam Group Inc.), would be merged into Thermo Electron. As a result, all three companies would become privately held subsidiaries of Thermo
Electron. The mergers of ThermoRetec and Killam were effective in June and May
2000, respectively. The merger between the Company and Thermo Electron is expected to be completed in the third quarter of calendar 2000.

      In May 1999, the Company announced the planned sale of several businesses by its subsidiaries. In connection with these proposed sales, the Company incurred pretax charges totaling approximately $59 million in fiscal 2000 and expects to incur an additional $2.3 million in fiscal 2001. On January 31, 2000, Thermo Electron announced that it plans to sell all of the businesses of the Company. This action is part of a major reorganization plan under which Thermo
Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business.

Environmental-liability Management

      The Company's ThermoRetec subsidiary, jointly owned with Thermo Electron
Corporation, is a national provider of environmental-liability and resource-management services. ThermoRetec offers these and related consulting services in four areas: consulting and engineering, nuclear remediation, soil remediation, and fluids recycling. In June 2000, ThermoRetec entered into an agreement to sell its remaining soil-recycling facilities. The transaction is expected to be completed in the second quarter of fiscal 2001, although there can be no assurance that ThermoRetec will complete this sale. The Company's majority-owned Thermo EuroTech N.V. subsidiary, located in the Netherlands, specializes in converting "off-spec" and contaminated petroleum fluids into usable oil products. Thermo EuroTech also provided, until August 2000, in-plant waste management and recycling services through its Ireland-based Green Sunrise
Holdings Ltd. subsidiary. In August 1999, Green Sunrise acquired the outstanding stock of Dempsey Drums Limited, an Ireland-based service provider specializing in the supply, disposal, and reconditioning of steel and plastic drums and other specialized containers. The Company sold Green Sunrise and its subsidiaries in August 2000 (Note 8).


                              THERMO TERRATECH INC.

Overview (continued)

Engineering and Design

      The Company's Killam subsidiary, jointly owned with Thermo Electron, provides comprehensive engineering and outsourcing services such as water and wastewater treatment, process engineering and construction, highway and bridge engineering, and infrastructure engineering. In January 2000, Killam sold its Randers division, its process engineering and construction business. In April
2000, Killam sold the assets of its BAC Killam Inc. subsidiary, its highway and bridge engineering business (Note 6). On July 1, 2000, the Company sold its
Normandeau Associates Inc. subsidiary, which provided consulting services that address natural resource management issues (Note 6).

Laboratory Testing

      The Company's wholly owned Thermo Analytical Inc. subsidiary operates analytical laboratories that provide environmental- and pharmaceutical-testing services, primarily to commercial clients throughout the U.S.

Metal Treating

      The Company performed metallurgical processing services using thermal-treatment equipment at locations in California, Minnesota, and Wisconsin. The Company sold the businesses comprising this segment in June 2000
(Note 6).

Results of Operations

First Quarter Fiscal 2001 Compared With First Quarter Fiscal 2000
-----------------------------------------------------------------

      Total revenues were $73.1 million in the first quarter of fiscal 2001, compared with $75.9 million in the first quarter of fiscal 2000. Revenues decreased $7.4 million due to the sale of the Randers division in January 2000, BAC Killam in April 2000, and the Metal Treating businesses in June 2000 (Note
6). Revenues from the Environmental-liability Management segment increased to $42.3 million in fiscal 2001 from $38.9 million in fiscal 2000. Excluding intrasegment sales, revenues at ThermoRetec increased to $38.8 million in fiscal
2001 from $35.8 million in fiscal 2000, primarily due to higher revenues from a large remedial-construction contract that is expected to continue through fiscal
2001. Revenues from Thermo EuroTech increased $0.5 million to $3.5 million primarily due to the inclusion of $0.6 million of revenues from Dempsey Drums, which was acquired in August 1999, as well as higher revenues from a large soil-remediation contract at Green Sunrise, which was sold in August 2000. These increases were largely offset by a decrease in sales of usable oil products.
Excluding the effect of dispositions, revenues from the Engineering and Design segment increased approximately $0.4 million in fiscal 2001, primarily due to an increase in infrastructure engineering contract revenue. Revenues from the Laboratory Testing segment increased to $11.7 million in fiscal 2001 from $11.0 million in fiscal 2000, due to higher demand resulting from new industrial customers. Comparable-period revenues from the Metal Treating segment businesses, which were sold in June 2000 (Note 6), decreased slightly due to continued weakness in the agricultural equipment and commercial aerospace industries.

      The gross profit margin remained constant at 21% in the first quarter of fiscal 2001 and 2000. Excluding the effect of businesses sold in fiscal 2001 and a $0.7 million write-off of inventory in the Environmental-liability Management segment in fiscal 2000, the gross profit margin decreased to 21% in fiscal 2001 from 22% in fiscal 2000. The decrease was primarily due to the decreased sales of usable oil products at Thermo EuroTech without a corresponding decrease in overhead costs.


                              THERMO TERRATECH INC.

First Quarter Fiscal 2001 Compared With First Quarter Fiscal 2000 (continued)
-----------------------------------------------------------------

      Selling, general, and administrative expenses as a percentage of revenues remained relatively constant at 14.2% and 14.8% in the first quarters of fiscal
2001 and 2000, respectively. Selling, general, and administrative expenses decreased to $10.4 million in fiscal 2001 from $11.2 million in fiscal 2000 due to the inclusion of $0.8 million of costs in fiscal 2000 for businesses that were subsequently sold.

      During the first quarter of fiscal 2001, the Company recorded a $3.4 million gain on the sale of the Metal Treating businesses (Note 6), a $2.7 million loss on the sale of Normandeau (Note 6), and a $0.4 million loss on the sale of Green Sunrise (Note 8). In addition, in connection with the planned sale of businesses discussed in Note 5, the Company recorded $0.2 million of restructuring costs in fiscal 2001, primarily for severance and retention bonuses that were paid, as well as an additional loss on the sale of BAC Killam
(Note 6). Of these restructuring costs, $167,000 was recorded by the Environmental-liability Management segment and $62,000 was recorded by the Engineering and Design segment.

      Interest income remained constant at $0.6 million in the first quarter of fiscal 2001 and 2000. Interest expense decreased to $2.0 million in fiscal 2001 from $2.1 million in fiscal 2000, primarily due to the May 2000 repayment of ThermoRetec's 4 7/8% subordinated convertible debentures, offset in part by interest expense on approximately $10.0 million of borrowings from affiliate to repay this debt.

      The Company recorded an income tax provision of $4.3 million primarily due to the effect of a lower tax basis than book basis on two of the businesses sold, the effect of nondeductible amortization and foreign losses for which a tax benefit was not recorded. The Company recorded a tax benefit in the first quarter of fiscal 2000 at an effective rate below the statutory federal income tax rate, primarily due to the write-off of nondeductible costs in excess of net assets of acquired companies. In addition, the tax benefit recorded in fiscal
2000 includes a $1.1 million write-off of deferred tax assets.

      The Company recorded minority interest expense of $0.4 million and minority interest income of $4.2 million in the first quarter of fiscal 2001 and 2000, respectively, related to the results of operations of the Company's majority-owned subsidiaries.

Liquidity and Capital Resources

      Consolidated working capital was $45.8 million at July 1, 2000, compared with $30.7 million at April 1, 2000. Cash and cash equivalents were $4.1 million at July 1, 2000, compared with $4.2 million at April 1, 2000. In addition, as of July 1, 2000 and April 1, 2000, the Company had $31.6 million and $47.7 million, respectively, invested in an advance to affiliate.

      During the first quarter of fiscal 2001, $0.6 million of cash was used in operating activities. An increase in inventories and unbilled contract costs and fees used $2.6 million of cash, primarily at the Laboratory Testing segment and ThermoRetec due to the timing of billings. In addition, other current liabilities decreased $1.9 million, primarily as a result of the timing of payments for accrued interest. These uses of cash were offset in part by an increase in accounts payable of $1.4 million, primarily at ThermoRetec due to the timing of payments related to a large contract.

      Excluding advance from affiliate activity, the Company's investing activities in the first quarter of fiscal 2001 primarily consisted of $16.6 million received from the sale of businesses, net of cash divested (Note 6), and capital additions. The Company expended $2.8 million for purchases of property, plant, and equipment in the first quarter of fiscal 2001 and expects to spend approximately $9.0 million for capital additions during the remainder of fiscal
2001. On July 1, 2000, the Company sold its wholly owned Normandeau subsidiary for $4.2 million, of which $3.4 million was paid in cash during the second quarter of fiscal 2001 and the balance was paid in the form of redeemable preferred stock which is convertible into approximately 19% of Normandeau's outstanding common stock (Note 6).


                              THERMO TERRATECH INC.

Liquidity and Capital Resources (continued)

      The Company's financing activities used cash of $37.2 million in the first quarter of fiscal 2001, primarily to repay ThermoRetec's $38.0 million principal amount 4 7/8% subordinated convertible debentures, which matured in May 2000. To finance a portion of the debt repayment, the Company borrowed approximately $10 million under its domestic cash management arrangement with Thermo Electron. In addition, during this period, the Company used cash of $0.2 million to repurchase subsidiary common stock. These uses of cash were offset in part by $1.0 million of proceeds from the issuance of company and subsidiary common stock.

      On August 1, 2000, the Company sold its Green Sunrise subsidiary for approximately $8,200,000, of which approximately $5,000,000 was paid in cash and the remainder represented outstanding loans that were repaid by the buyer (Note
8). The Company believes that its existing resources and proceeds from the sales of businesses are sufficient to meet the capital requirements of its existing operations for at least the next 12 months.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

      The Company's exposure to market risk from changes in foreign exchange rates, equity prices, and interest rates has not changed materially from its exposure at fiscal year-end 2000.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On April 28, 2000, the Company filed a Current Report on Form 8-K dated as of April 14, 2000, with respect to the sale of the assets of the BAC Killam Inc.
subsidiary of The Randers Killam Group Inc., a subsidiary of the Company.

      On June 15, 2000, the Company filed a Current Report on Form 8-K dated as of June 1, 2000, with respect to the sale of the Company's Metallurgical, Inc., Cal-Doran Metallurgical Services, Inc., and Metal Treating Inc. subsidiaries.


                              THERMO TERRATECH INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2000.

                                    THERMO TERRATECH INC.



                                    /s/ Theo Melas-Kyriazi
                                    --------------------------------------------
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                              THERMO TERRATECH INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  2.1          Amendment No. 2 to Agreement and Plan of Merger dated as of
               July 28, 2000, by and among Thermo Electron Corporation, TTT
               Acquisition Corporation, and Thermo TerraTech Inc.

 10.1          Asset Purchase Agreement by and among BAC Killam, Inc. and The
               Randers Killam Group Inc. (as Sellers) and Hatch Mott McDonald, Inc.
               (as Buyer), dated as of March 31, 2000 (filed as Exhibit 2.1 to
               The Randers Killam Group Inc.'s Form 8-K dated as of April 14, 2000
               [File No. 0-18095] and incorporated herein by reference).

 10.2          Asset Purchase Agreement by and among Thermo TerraTech Inc.,
               Metallurgical, Inc., Cal-Doran Metallurgical Services, Inc., and
               Metal Treating Inc. (as Sellers) and Lindberg Corporation (as
               Buyer), dated as of May 31, 2000 (filed as Exhibit 2.1 to the
               Company's Form 8-K dated as of June 1, 2000 [File No. 1-9549] and incorporated herein by reference).

 10.3          Stock Repurchase Agreement by and between Thermo TerraTech Inc.
               (as Seller) and Normandeau Associates Inc. (as Buyer), dated as of July 1, 2000.

 10.4          Stock Purchase Agreement by and among Paul Dempsey, Seamus Clancy,
               PDQ Consultants Limited, Thermo EuroTech Ireland Limited, Thermo
               TerraTech Inc., and William Bodenham (as Sellers) and United Waste
               Ireland Limited (as Buyer), dated as of July 26, 2000.

 10.5          Agreement dated May 18, 2000, between Brian D. Holt and Thermo
               Electron Corporation relating to payment of transaction bonuses.

 27            Financial Data Schedule.
